Form 10-Q
period 2023-03-31
LIPELLA PHARMACEUTICALS INC
filed 2023-05-12
CIK 1347242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023, or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-41575

Lipella Pharmaceuticals Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2388040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7800 Susquehanna St., Suite 505
Pittsburgh, PA 15208
(Address of principal executive offices) (Zip Code)
(412) 901-0315
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	LIPO	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2023, there were 5,743,945 shares of common stock, par value $0.0001 per share, of the registrant outstanding.

Lipella Pharmaceuticals Inc.

Form 10-Q

March 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Lipella Pharmaceuticals Inc.

BALANCE SHEETS

	March 31,
	2023 (Unaudited)	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$4,018,753	$5,121,743
Grants receivable	83,967	113,655
Prepaid expenses	375,286	563,891
Total Current Assets	4,478,006	5,799,289
Operating lease right of use asset	136,794	150,821
Total Assets	$4,614,800	$5,950,110

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$148,920	$384,357
Accrued expenses	181,192	389,209
Operating lease liability	59,515	58,262
Payroll liability	68,829	67,832
Notes payable, current	—	25,000
Related party loan	250,000	250,000
Related party interest	8,990	3,596
Total Current Liabilities	717,446	1,178,256
Operating lease liability, net of current portion	80,944	96,258
Total Liabilities	798,390	1,274,514

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; -0- and -0- shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 5,743,945 shares issued and outstanding at March 31, 2023 and at December 31, 2022	574	574
Additional paid-in capital	10,588,539	10,379,900
Accumulated deficit	(6,772,703)	(5,704,878)

Total Stockholders’ Equity	3,816,410	4,675,596

Total Liabilities and Stockholders’ Equity	$4,614,800	$5,950,110

On December 19, 2022, a reverse stock split (the “Stock Split”) was effected, with a 2.5 to 1 share conversion ratio for all shares of our common stock, $0.0001 par value per share (“Common Stock”), outstanding. All per share amounts have been retroactively adjusted to reflect the effects of the Stock Split. See Note 11 for more information. The accompanying notes are an integral part of these financial statements.

Lipella Pharmaceuticals Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Grant revenues	$118,048	$33,149
Total revenues	118,048	33,149

Costs and expenses
Research and development	693,730	675,962
General and administrative	508,750	93,850
Total costs and expenses	1,202,480	769,812
Loss from operations	(1,084,432)	(736,663)

Other income (expense)
Other income (expense)	—	(201)
Interest income	22,001	532
Interest expense related party	(5,394)	(1,618)
Total other income (expense)	16,607	(1,287)
Loss before income taxes	(1,067,825)	(737,950)
Provision for income taxes	—	—
Net Loss	(1,067,825)	(737,950)

Loss per common share
Basic	(0.19)	(0.19)
Dilutive	(0.19)	(0.19)

Weighted-average common shares outstanding:
Basic	5,743,945	3,866,625
Dilutive	5,743,945	3,866,625

All per share amounts have been retroactively adjusted to reflect the effects of the Stock Split. See Note 11 for more information. The accompanying notes are an integral part of these financial statements.

Lipella Pharmaceuticals Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balances, December 31, 2021	1,592,447	$159	3,866,625	$387	$4,530,193	$(3,107,187)	$1,423,552
Net loss	—	—				(737,950)	(737,950)
Stock-based compensation	—	—			235,148		235,148
Balances, March 31, 2022	1,592,447	159	3,866,625	387	4,765,341	(3,845,137)	920,750

Balances, December 31, 2022	—	—	5,743,945	574	10,379,900	(5,704,878)	4,675,596
Net loss	—	—	—	—	—	(1,067,825)	(1,067,825)
Stock-based compensation	—	—	—	—	208,639	—	208,639
Balances, March 31, 2023	—	—	5,743,945	574	10,588,539	(6,772,703)	3,816,410

All per share amounts have been retroactively adjusted to reflect the effects of the Stock Split. See Note 11 for more information. The accompanying notes are an integral part of these financial statements.

Lipella Pharmaceuticals Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	The three months ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	(1,067,825)	$(737,950)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock option expense	208,639	235,148
Interest expense related party net (non-cash)	5,394	1,618
Changes in operating assets and liabilities:
Operating right of use asset	(34)	403
Grants receivable	29,688	—
Prepaid expense	188,605	(220,969)
Accounts payable	(235,437)	9,556
Accrued expenses	(208,017)	12,293
Payroll liability	997	473
Net cash used in operating activities	(1,077,990)	(699,428)
Cash flows from investing activities:
Purchase of marketable securities	—	(299,998)
Net cash used in investing activities	—	(299,998)
Cash flows from financing activities:
Repayment of notes payable	(25,000)	—
Net cash used in financing activities	(25,000)	—
Net (decrease) in cash and cash equivalents	(1,102,990)	(999,426)
Cash and cash equivalents at beginning of period	5,121,743	1,413,828
Cash and cash equivalents at end of period	4,018,753	$414,402

Supplemental disclosure of cash flow information:
Interest paid	—	—
Income taxes paid	—	—

All per share amounts have been retroactively adjusted to reflect the effects of the Stock Split. See Note 11 for more information. The accompanying notes are an integral part of these financial statements.

Lipella Pharmaceuticals Inc.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Nature of Business

Lipella Pharmaceuticals Inc. (the “Company”) is focused on the development of drugs, diagnostics, and medical devices. Our operations consist of research, preclinical development and clinical development activities, and our most advanced program is in Phase 2a clinical development. Since our inception in 2005, we have historically financed our operations through a combination of federal grant revenue, licensing revenue, manufacturing revenue, as well as equity and debt financing. The Company is located in Pittsburgh, PA. On December 19, 2022, a reverse stock split (hereafter, the “Stock Split”) was affected, with a 2.5 to 1 share conversion ratio for all shares of Common Stock outstanding. The Company’s outstanding share and per share amounts in these financial statements have been adjusted to give effect to the Stock Split, for all periods presented. For more information, see Note 11 - Common Stock.

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on March 31, 2023 (our “Annual Report”).

Note 2. Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs and will require significant additional capital to continue its research and development programs, including progressing our clinical product candidates to commercialization and preparing for commercial-scale manufacturing and sales.

The Company’s net loss for the three months ended March 31, 2023 and fiscal year ended December 31, 2022 was ($1,067,825) and ($2,597,692), respectively. Since inception, the Company has incurred historical losses and has an accumulated deficit of ($6,772,704) and ($5,704,878) at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, the Company had available cash and cash equivalents of $4,018,753 and net working capital of $ 3,760,560. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to: research, development of its product candidates, conducting preclinical studies and clinical trials, and its administrative organization. These funds, and our funds available under existing government contracts, may not be sufficient to enable us to meet our obligations as they come due at least for the next twelve months from the issuance date of these financial statements.

If we are unable to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished and we may be forced to curtail or cease operations. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

Note 3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X. Accordingly, the unaudited condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s audited financial statements and notes thereto included in our Annual Report.

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of deposits at major financial banking institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash equivalents are primarily invested in money market funds. The carrying amount of our cash equivalents approximates fair value due to the short maturity of the investments. The Company regularly monitors the financial condition of the institutions in which it has depository accounts and believes the risk of loss is minimal.

Grants Receivable

Grants receivable result from drawdown requests to various federal agencies for reimbursement of costs incurred during the operation of the Company’s research and development programs.

Accounts Receivable

We report accounts receivable at net realizable value. When required we estimate losses on uncollectible accounts receivable based upon historical data. Such allowance for doubtful accounts is estimated based upon management’s assessment of individual accounts. The Company concluded that an allowance for doubtful accounts is not considered necessary at March 31, 2023 and December 31, 2022, as there was no outstanding accounts receivable.

Prepaid Expenses

Our prepaid expenses consist primarily of prepaid insurance and prepaid expenses. Our insurance products have a 12-month term and annually renew each June, with the exception of Directors’ and Officers’ Insurance which renews in December. Premiums are paid in advance either, annually, semi-annually, and/or quarterly. The collective value of any prepaid portions of policy terms is recorded at cost. Contracts involving pre-payment are capitalized and amortized in accordance with performance.

Long-lived Assets (equipment)

Fixed assets are recorded at cost and depreciated over their estimated useful lives.

Laboratory and office equipment not covered by federal grant financing is depreciated on the straight-line basis over the estimated useful lives (three to ten years). Leasehold improvements are amortized over the shorter of the lease term or estimated useful life. Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time. Measurement of impairment may be based upon appraisal, market value of similar assets or discounted cash flows.

Equipment expenditures that are covered by federal grant financing are depreciated using the activity method (or variable charge approach) employing an intended purpose that expires during or by the conclusion of the funded project. Such equipment acquisition expenditures are therefore effectively expensed if the timing of the intended purpose is within the same reporting period as delivery.

At March 31, 2023 and December 31, 2022, the Company’s long-lived assets of $125,859 have been fully depreciated.

Accounts Payable

Accounts payable are short term liabilities with product/service vendors, including any credit card liability.

Accrued Expenses

Accrued expenses are recorded when incurred but have not been paid by period end. See Note 6 related to the balance at March 31, 2023 and December 31, 2022.

Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), to account for revenue. The deliverables under our arrangements are evaluated under Topic 606 which requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery occurs, the fee was fixed or determinable, and collectability is reasonably assured.

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

The Company primarily generates contract revenue under fixed-fee contracts or time and materials contracts:

●	Under a fixed-fee contract, the Company charges a fixed agreed upon amount for a deliverable. Fixed-fee contracts have fixed deliverables upon completion of the project. Typically, the Company recognizes revenue for fixed-fee contracts after projects are completed, delivery is made and title transfers to the customer, and collection is reasonably assured.

●	Under a time and materials contract, the Company charges customers an hourly rate plus reimbursement for other project specific costs. The Company recognizes revenue for time and material contracts based on the number of hours devoted to the project multiplied by the customer’s billing rate plus other project specific costs. Payment terms vary, but are generally due within 60-days.

Grant Revenues

The Company receives revenue through government grants, primarily with the National Institutes of Health (“NIH”). The Company has concluded its government grants are not within the scope of Topic 606, as government entities do not meet the definition of a “customer” as defined by Topic 606, as there is not considered to be a transfer of control of goods or services to the government entity funding the grant. Grant revenue, which is not within the scope of Topic 606, consists of funding under cost reimbursement programs primarily from federal and non-profit foundation sources for qualified research and development activities performed by us, and as such, are not based on estimates that are susceptible to change. Such amounts are invoiced and recorded as revenue as grant-funded activities are performed, with any advance funding recorded as deferred revenue until the activities are performed. The Company believes the recognition of revenue as costs are incurred and amounts become earned/realizable is analogous to the concept of transfer of control of a service over time under ASC 606.

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

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

A lease that transfers substantially all of the benefits and risks incidental to ownership of property are accounted for as finance leases. At the inception of a finance lease, an asset and finance lease obligation is recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property’s fair market value. Finance lease obligations are classified as either current or long-term based on the due dates of future minimum lease payments, net of interest. At March 31, 2023 and December 31, 2022, there were no finance leases.

Research and Development

The Company accounts for research and development costs in accordance with ASC 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Research and development expenses include salaries and benefits, facilities and other overhead expense, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses.

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

The Company recognizes the income tax benefits and deficiencies as income tax expense or benefit in the statement of operations and the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits are classified along with other income tax cash flows as an operating activity in the statement of cash flows. Regarding forfeitures, the Company accounts for them when they occur. See Note 9 for more information on our stock options.

Warrants

The Company accounts for Common Stock warrants as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. Generally, warrants are classified as liabilities, as opposed to equity, if the agreement includes the potential for a cash settlement or an adjustment to the exercise price, and warrant liabilities are recorded at their fair values at each balance sheet date. See Note 12 related to issued warrants.

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

The Company follows FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” (“Topic 740-10”), which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At March 31, 2023 and December 31, 2022, the Company had no material uncertain tax positions to be accounted for in the financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. See Note 14 related to income taxes.

Concentration of Credit Risk

The Company’s grant revenues and grant receivables were with the NIH. The NIH is an agency of the United States Department of Health & Human Services, and the Company believes amounts are fully collectible from this agency. Contract revenues were $118,048 for the three months ended March 31, 2023, and $33,149 for the three months ended March 31, 2022.

Earnings Per Share

Basic net loss per common share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive Common Stock equivalents, consisting of Common Stock options and warrants. Diluted net loss per common share for the three months ended March 31, 2023 and 2022 is the same as basic net loss per common share as the common share equivalents were anti-dilutive due to the net loss.

Due to the Stock Split, the shares outstanding at March 31, 2022 have been retroactively adjusted, reducing them from 9,666,562 to 3,866,625. This had a corresponding increase in the loss per share of Common Stock from $0.08 to $0.19 per share.

At March 31, 2023 and 2022, the Common Stock equivalent shares were, as follows:

	March 31,
	2023	2022
Shares of Common Stock issuable under equity incentive plans outstanding	2,054,000	2,054,000
Shares of Common Stock issuable upon conversion of warrants	143,994	143,994
Shares of Common Stock issuable upon conversion of Series A Preferred Stock	—	636,979
Common Stock equivalent shares excluded from diluted net loss per share	2,197,994	2,834,973

Note 4. Fair Value Measurements and Marketable Debt Securities

In accordance with ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), the Company measure its assets and liabilities at fair value. We apply the three-level valuation hierarchy as described in ASC 820, which is based upon the transparency of input as of the measurement date. The three levels of inputs as defined are:

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

At March 31, 2023 and December 31, 2022, the Company’s financial instruments consist primarily of: cash and cash equivalents, accounts payable and accrued liabilities. For cash equivalents, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of March 31, 2023 and December 31, 2022 were considered representative of their fair values due to their short term to maturity.

The Company held no marketable securities at December 31, 2022 or March 31, 2023. For cash equivalents at March 31, 2023 the fair value input levels are summarized below:

March 31, 2023	Level 1	Level 2	Level 3	Total
Cash Equivalents (maturity less than 90 days)
Commercial Paper	$—	—	—	$—
US Government	—	—	—	—
Money market funds	3,707,825	—	—	3,707,825
Total Cash equivalents	3,707,825			3,707,825

Marketable Securities	—	—	—	—
Total Cash Equivalents and Marketable Securities	$3,707,825	$—	$—	$3,707,825

Note 5. Prepaid Expenses

At March 31, 2023, prepaid expenses consisted primarily of prepaid insurance of $318,157 and $57,129 in prepaid expenses. At December 31, 2022, prepaid expenses consisted of $433,891 of prepaid insurance, and $130,000 of prepaid investor relations and advisory services.

Note 6. Accrued Expenses

At March 31, 2023 accrued expenses were $181,192, resulting from unbilled clinical expenses of $99,947 and $81,245 of unbilled professional services expenses. At December 31, 2022, the $389,209 of accrued expenses consisted of $224,871 in accrued professional expenses, and $164,338 in accrued clinical expenses.

Note 7. Notes Payable – Related Party

At both March 31, 2023 and December 31, 2022, there was a $250,000 note outstanding, payable to Dr. Jonathan Kaufman, the Company’s Chief Executive Officer. The note payable was due within one year and was issued by the Company in exchange for cash contributions made by Dr. Kaufman to the Company. The existing note obligations and accrued interest are provided in the following table.

Origination	Original Principal	Current Principal	Rate	Maturity	Accrued Interest - Related Party December 31, 2022	Accrued Interest - Related Party March 31, 2023	Category
November 1, 2022	$250,000	$250,000	8.75%	06/30/23	$3,596	$8,990	Current

Note 8. Letter of Credit

The Company has a letter of credit with a bank for an aggregate available borrowing of $50,000 due upon demand. The letter of credit is collateralized by substantially all of the Company’s assets and personally guaranteed by Dr. Jonathan Kaufman, the Company’s Chief Executive Officer. The outstanding advances under the line of credit bear interest at the lending bank’s prime rate plus 3.10%. In February 2023, the Company repaid all amounts outstanding under the letter of credit. The outstanding balance was $0 and $25,000 at March 31, 2023 and December 31, 2022, respectively.

Note 9. Stock Options

The Company has two stock option plans (each, a “Stock Option Plan”). Each Stock Option Plan provides for the grant of both incentive stock options and nonqualified stock options. Under the terms of the Stock Option Plans, the maximum number of shares Common Stock for which incentive and/or nonqualified options may be issued, is 2,078,000 shares. This number is comprised of 1,078,000 options already issued and outstanding (non-expired) from the closed Stock Option Plan adopted in 2008 and 1,400,000 options issuable under the Stock Option Plan adopted in 2020. Incentive stock options are granted with an exercise price determined by the Company’s board of directors (the “Board”). Unless otherwise provided for by the Board, vesting terminates once the optionee is no longer affiliated with the Company. These options generally expire ten years from the date of the grant. Stock options are granted with an exercise price not less than the fair market value of the underlying Common Stock on the date of the grant. Unless otherwise specified by the Board, all grants vest fully over a three-year period, provided that the employee continues to be employed. Vesting terminates once the optionee is no longer an employee. If an employee leaves the Company prior to the full vesting of their option awards, then the remaining unvested portion is considered forfeited, and the earlier recognition of the unvested shares is reversed during the period of forfeiture. As of March 31, 2023 and December 31, 2022 there was $1,018,000 and $1,222,500, respectively, of unrecognized compensation costs related to non-vested share-based compensation arrangements granted to be recognized over the weighted average period of approximately eighteen months.

The Company recognized $208,639 and $235,148 of compensation costs related to stock option vesting for the three months ended March 31, 2023 and 2022, respectively.

The following is an analysis of options to purchase shares of the Company’s stock issued and outstanding as of March 31, 2023 and December 31, 2022:

	Shares	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Term (in Years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2021	2,044,000	2.82	6.61	4,446,667
Granted	10,000	5.00	9.16
Expired	—
Cancelled	—
Exercised	—
Outstanding as of December 31, 2022	2,054,000	2.84	5.51	605,687
Granted	—
Expired	—
Cancelled	—
Exercised	—
Outstanding as of March 31, 2023	2,054,000	2.84	5.26	$(1,818,033)

Vested as of March 31, 2023	1,693,333
Exercisable as of March 31, 2023	1,693,333
Exercisable as of December 31, 2022	1,619,333

A summary of status of the Company’s non-vested stock options (convertible into shares of Common Stock on a one-to-one basis) as of and changes during the three months ended March 31, 2023 and 2022 is presented below:

	Number of Stock Options	Weighted- Average Fair Value Grant Date
Nonvested at December 31, 2021	688,667	$2.82
Granted	10,000	$2.84
Vested	(84,000)	$2.83
Expired	—	$0.00
Nonvested at March 31, 2022	614,667	$2.82

Nonvested at December 31, 2022	434,667	$2.82
Granted	—	—
Vested	(74,000)	2.83
Expired	—	—
Nonvested at March 31, 2023	360,667	$2.82

In the three months ended March 31, 2023 and 2022, the Company granted options as presented below.

Stock Option Grants - On March 1, 2022, the Company issued 10,000 stock options at a $5.00 strike price, vesting immediately upon issuance.

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2023 and March 31, 2022 using the Black-Scholes option-pricing model is as follows:

Three months ended March 31:	2023	2022
Weighted-average fair value of options granted	$—	1.14
Expected volatility	—%	75%
Expected life (in years)	—	10
Risk-free interest rate (range)	—%	2.31%
Expected dividend yield	$—	—

Note 10. Preferred Stock

The Company’s Second Amended and Restated Certificate of Incorporation (the “Charter”), authorizes the issuance of 20,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (the “Series A Designation”) sets forth the rights of the Series A Preferred Stock, par value $0.0001 per share, of the Company (the “Series A Stock”) and authorizes the issuance of up to 5,000,000 shares of Series A Stock. With respect to dividend rights and rights in the event of the liquidation or dissolution of the Company, the Series A Stock ranks prior to all Common Stock and any other series of preferred stock which is junior to Series A Stock. Upon any matter submitted to the shareholders of the Company for a vote, each holder of Series A Stock is entitled to the number of votes as is equal to the number of shares of Common Stock into which such shares of Series A Stock are convertible at the time of such vote. The Series A Stock is not entitled to any mandatory dividends.

The Series A Stock is convertible into Common Stock on a one-to-one basis. In the event of the liquidation or dissolution of the Company, the holders of the Series A Stock are entitled to receive the greater of $0.60 per share, representing a liquidation preference of $0 as of March 31, 2023 and December 31, 2022. The Series A Stock is not entitled to dividends, and is not considered “participating” preferred, meaning converted securities are not entitled to a liquidation preference, and if a liquidation preference has been taken, the associated security interest is dissolved. Prior to the completion of our initial public offering, all of the Series A Stock would have automatically converted into Common Stock upon any one of the following three conditions: a public offering of at least $7,000,000 of gross proceeds, the optional conversion of at least 80% of issued shares of Series A Stock, or the consent of holders of a majority of the Series A Stock. The shares of Series A Stock have average-weighted anti-dilution protection that becomes effective upon the issuance of Common Stock (or securities convertible into Common Stock) at a price below $0.60 per share.

If upon a liquidation event the assets of the Company available for distribution are insufficient to pay the holders of the Series A Stock the full amount as to which they are entitled, then the entire amount available will be distributed among the holders of the Series A Stock ratably in accordance with the respective amounts that would have been payable on such shares of Series A Stock if the amounts were paid in full. If after the Series A Stock holders have been paid in full, the Common Stock shall be entitled to receive any and all assets remaining to be paid or distributed.

In the year ended December 31, 2022, all 1,592,447 outstanding shares of Series A Stock were converted to Common Stock on a 1:1 basis. After the effect of the Stock Split, this conversion resulted in 636,979 shares of Common Stock. There were no shares of Series A Stock outstanding at December 31, 2022 or March 31, 2023.

Note 11. Common Stock

The Charter authorizes the issuance of 200,000,000 shares of Common Stock. On December 19, 2022, the Company effected the Stock Split, with a 2.5 to 1 share conversion ratio for all shares of Common Stock outstanding. The Company’s outstanding share and per share amounts in these financial statements have been adjusted to give effect to the Stock Split, for all periods presented. There were 5,743,945 shares of Common Stock outstanding as of March 31, 2023 and December 31, 2022.

During the year ended December 31, 2022, the Company issued 22,950 shares of Common Stock in forgiveness of two related party notes. The aggregate principal and interest of the notes was $138,810. On December 22, 2022, we completed an initial public offering (“IPO”) and listing on the Nasdaq Capital Market (“Nasdaq”) of our Common Stock at a price to the public of $5.75 per share, which resulted in the issuance of an additional 1,217,391 shares of Common Stock. The aggregate net proceeds from the IPO were approximately $5,000,000 after deducting underwriting discounts and commissions of $630,000 and offering expenses of approximately $1,160,000.

The Common Stock is subject to and qualified by the rights of the Series A Stock. Upon the dissolution or liquidation of the Company the holders of Common Stock will be entitled to receive all assets of the Company available for distribution to its stockholders, subject to any preferential rights of any then outstanding Series A Stock.

Note 12. Warrants

No warrants were issued in the three months ended March 31, 2023, or the year ended December 31, 2022. In the year ended December 31, 2021, in connection with the issuance of shares of Common Stock, 143,994 warrants exercisable into an equal number of shares of Common Stock were issued. The warrants have a 5-year term and an exercise price of $5.00 per share (after giving effect to the Stock Split). The Company had no warrant liabilities at March 31, 2023 or December 31, 2022.

Note 13. Commitment and Contingencies

Operating Leases

Operating leases are recorded as right-of-use (“ROU”) assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives.

The Company entered into a lease agreement beginning July 1, 2020, for the Company's principal headquarters at 7800 Susquehanna Street, Pittsburgh, Pennsylvania, which includes office space and sterile manufacturing operations (the "Lease"). The Lease has a five-year term and includes an option for renewal, which is not reasonably certain and is excluded from the right of use calculation. Future minimum rent payments under the Lease as of March 31, 2023 are as follows:

Year ending
2023 (9 months remaining)	$49,878
2024	$67,289
2025	$33,812
Total minimum lease payments	$150,979
Less: amount representing interest	$(10.520)
Present value of minimum lease payments	$140,459

The Lease is accounted for as a right of use asset and liability. As of March 31, 2023, the Company has $136,794 of an operating lease ROU asset, and $59,515 and $80,944 of current and non-current lease liabilities, respectively, recorded on the balance sheets. As of December 31, 2022 the Company had an ROU asset of $150,821, and current and non-current operating lease liabilities of $58,262 and $96,258 respectively. The lease expense for the three months ended March 31, 2023 and March 31, 2022 was $16,368 and $16,357, respectively. Cash paid for the amounts included in the measurement of lease liabilities for the three months ended March 31, 2023 and March 31, 2022 was $16,402 and $16,066, respectively, and is included in the operating activities in the accompanying statement of cash flows.

Contract Commitments

The Company enters into contracts in the normal course of business with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), universities, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancelable by us upon prior written notice although, purchase orders for clinical materials are generally non-cancelable. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation or upon the completion of a manufacturing run.

Partnering Commitments

        In February 2022, the Company entered into an agreement whereby it partnered with an advisor to assist with potential transactions. The Company paid $10,000 per month for the first four months of the agreement's term. The agreement (which was terminated in June 2022), included a surviving success fee, such that in the event of a successful transaction occurring prior to September 2023, required the Company to make a payment equal to the greater of (a) five percent of the transaction value and (b) $500,000. For the three months ended March 31, 2023, and March 31, 2022, the Company has recorded $0 and $20,000, respectively, in general and administrative expense related to this commitment, and has not recorded any additional liabilities related to the surviving success fee clause as of the balance sheet date.

Note 14. Income Taxes

The provision for income taxes for the three months ended March 31, 2023 and 2022 was $0, resulting in an effective income tax rate of 0% for each period. The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 is primarily due to the full valuation allowance against the Company’s net deferred tax assets.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be utilized.  Because of our cumulative losses, substantially all of the deferred tax assets have been fully offset by a valuation allowance as of March 31, 2023 and December 31, 2022. We have not paid income taxes for the year ended December 31, 2022.

The Company’s 2018 through 2022 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes and the State of Pennsylvania.

Note 15. Subsequent Events

Subsequent events have been evaluated through the date of the independent auditors’ report, which it the date the financial statement were available to be issued, and no material events have been identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2023 should be read together with our financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (this “Form 10-Q”), as well as the audited financial statements, the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 contained in our Annual Report on Form 10-K for the year ended December 31, 2022, that was filed with the SEC on March 31, 2023 (our “Annual Report”), and all risk factors disclosed herein and therein. Such discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information relating to our business that reflect our management’s current views, expectations and assumptions concerning our business, strategies, products, future results and events and financial performance, which are subject to risks and uncertainties that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements or that our underlying assumptions will prove to be correct. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any such forward-looking statement to reflect any change in our expectations with regard thereto or to conform such forward-looking statements to actual results. Statements made in this Form 10-Q, other than statements of historical fact, addressing operating performance, events, or developments which our management expects or anticipates will or may occur in the future, and also statements related to expected or anticipated growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and other non-historical information, are forward-looking statements. In particular, the words “may,” “will,” “expects,” “anticipates,” “aims,” “potential,” “future,” “intends,” “plans,” believes,” “estimates,” “continue,” “likely to,” and variations of such words and similar expressions identify forward-looking statements, but such words are not the exclusive means of identifying such forward-looking statements, and their absence does not necessarily mean that such statement is not forward-looking.

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

Consistent with our strategy, the initial indication that we are currently addressing (via development of our product candidate, which we have designated as LP-10) is hemorrhagic cystitis (“HC”), which is chronic, uncontrolled urinary blood loss that results from certain chemotherapies (such as alkylating agents) or pelvic radiation therapy (also called “radiation cystitis”). Many radiation cystitis patients experience severe morbidity (and in some cases, mortality), and currently, there is no therapy for their condition approved by the U.S. Food and Drug Administration (“FDA”), or, to our knowledge, any other regulatory body. LP-10 is the development name of our reformulation of tacrolimus (an approved generic active agent) specifically optimized for topical deposition to the internal surface of the urinary bladder lumen using a proprietary drug delivery platform that we have developed and that we refer to as our metastable liposome drug delivery platform (our “Platform”). We are developing LP-10 and our Platform to be, to our knowledge, the first drug candidate and drug delivery technology that could be successful in treating cancer survivors who acquire HC.

In a second program, we are developing a product candidate, which we have designated LP-310 and which employs a formulation similar to LP-10, for the treatment of oral lichen planus (“OLP”). OLP is a chronic, T-cell-mediated, autoimmune oral mucosal disease, and LP-310 contains tacrolimus which inhibits T-lymphocyte activation. Symptoms of OLP include painful burning sensations, bleeding and irritation with tooth brushing, painful, thickened patches on the tongue, and discomfort when speaking, chewing or swallowing. These symptoms frequently cause weight loss, nutritional deficiency, anxiety, depression, and scarring from erosive lesions. OLP can also be a precursor to cancer, predominately squamous cell carcinoma, with a malignant transformation rate of approximately one percent. LP-310 is the development name of our oral, liposomal formulation of tacrolimus (the same approved generic active agent in LP-10) specifically optimized for local delivery to oral mucosa. We believe that our approach of using metastable liposomal tacrolimus as a treatment for OLP is novel. To date, upon review of relevant FDA public data resources on approved drugs and biologics, we are not aware of any other liposomal products developed to treat such disease. We have completed a pre-investigational new drug (“pre-IND”) meeting with the FDA and intend to submit the full investigational new drug application (“IND”) to the FDA for LP-310 in the third quarter of 2023.

Our Platform includes proprietary drug delivery technologies optimized for use with epithelial tissues that coat lumenal surfaces, such as the colon, the various tissues lining the mouth and esophagus and the tissues lining the bladder and urethra. The Company has two issued patents in the United States that should exclude competitors from making, selling or using our LP-10 and LP-310 formulations in the United States until July 11, 2035. We also have issued patents in Australia and Canada that do not expire until October 22, 2034. Corresponding patent applications are pending in the United States and European Patent Offices. We also have a pending United States patent application on an improvement to the technology.

Since our inception in 2005, we have focused primarily on business planning and progressing our lead product candidates, including progressing LP-10 through clinical development, raising capital, organizing and staffing the Company. On December 22, 2022, we completed our initial public offering (the “IPO”) and issued an aggregate of 1,217,391 shares of Common Stock at a price of $5.75 per share. The aggregate net proceeds from the IPO were approximately $5.0 million after deducting underwriting discounts and commissions of approximately $630,000 and offering expenses of approximately $1.16 million.

Results of Operations

  Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)
(in thousands)
Revenue	$118	33	85
Operating expenses:
Research and development (“R&D”)	694	676	18
General and administrative	509	94	415
Total operating expenses	1,203	770	433
Loss from operations	(1,085)	(737)	(348)
Other income (expense)	17	(1)	18
Net loss	$(1,068)	(738)	(330)

Grants and Other Revenue

We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years. For the three months ended March 31, 2023, we recognized revenue from a grant awarded by the NIH in September of 2022 (the September 2022 NIH Grant”), which was an award of an aggregate of $673,000. For the three months ended March 31, 2022, we derived revenue from two series of grants awarded by the NIH on May 4, 2017 and September 19, 2018 (collectively, the “NIH Grants”), which awarded an aggregate of approximately $2.24 million.

We recognize revenue from grants when the related costs are incurred and the right to payment is realized. For the three months ended March 31, 2023, we earned $118,000 in connection with the September 2022 NIH Grant, recognized as revenue, compared to a total of $33,000 in connection with the NIH Grants, recognized as revenue, as of March 31, 2022. We expect to receive approximately $500,000 from the September 2022 NIH Grant in 2023. The increase in annual grant revenue from 2022 to 2023 is related to the award of the September 2022 NIH Grant.

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

Research and Development Expenses

R&D costs primarily consist of direct costs associated with consultants and materials, biologic storage, third party CRO costs and contract development and manufacturing expenses, salaries and other personnel-related expenses. R&D costs are expensed as incurred. More specifically, these costs include:

●	costs of funding research performed by third parties that conduct research and development and nonclinical and clinical activities on our behalf;

●	costs of manufacturing drug supply and drug product;

●	costs of conducting nonclinical studies and clinical trials of our product candidates;

●	consulting and professional fees related to research and development activities, including equity-based compensation to non-employees;

●	costs related to compliance with clinical regulatory requirements; and

●	employee-related expenses, including salaries, benefits and stock-based compensation expense for our research and development personnel.

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

We expect that our R&D expenses will increase substantially in connection with our clinical development activities for our LP-10 program. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of, or obtain regulatory approval for, any of our current or future product candidates. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the specific factors set forth in the section of our Annual Report titled “Risk Factors.” If any events described in the applicable risk factors included in the section of our Annual Report titled “Risk Factors” occur, then the costs and timing associated with the development of any of our product candidates could significantly change. We may never succeed in obtaining regulatory approval for, of commercialization of, LP-10 or any of our other product candidates.

The following table summarizes our R&D expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended		Increase
	March 31,		(Decrease)
(in thousands)	2023	2022

Direct R&D expenses for the LP-10 product candidate program:
Employee-related costs	$49	$150	$(101)
Employee stock option expense	80	172	(92)
Outsourced R&D	107	163	(56)
Facility-related costs	30	76	(46)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	124	18	106
Employee stock option expense	129	35	94
Outsourced R&D	93	52	41
Facility-related costs	82	9	73
Total research and development expenses	$694	$675	$19

R&D expenses increased by approximately $19,000 from $675,000 for the three months ended March 31, 2022 to $694,000 for the three months ended March 31, 2023. The increase in R&D expenses was primarily attributable to cost of overhead and facility related costs, including supplies, offset by a reduction in outside services compared to the same period in the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of management and business consultants and other related costs, including stock-based compensation. General and administrative expenses also include board of directors’ expenses and professional fees for legal, patent, consulting, accounting, auditing, tax services and insurance costs.

General and administrative expenses were $509,000 for the three months ended March 31, 2023, compared to $94,000 for the three months ended March 31, 2022. General and administrative expenses increased by approximately $415,000, including an increase in outside services costs of $257,000, an increase in personnel expenses of $56,000, an increase in franchise tax, licensing, and filing fees of $13,000, and an increase of insurance expense of $117,000. These were offset by lower stock option expense of $28,000. The increase in G&A expenses was associated with the Company’s conversion to a public company, including costs of additional personnel, accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Interest Income (Expense)

Net interest income for the three months ended March 31, 2023 was $17,000, as compared to a loss of $1,000 for the three months ended March 31, 2022. This balance primarily included (i) cash interest income, (ii) unrealized loss on investments and (iii) non-cash interest expense on related party notes. A higher cash investment balance and more favorable rates resulted in an increase of $22,000 in interest receivable on short term investments in the three months ended March 31, 2023 compared to the same period in the prior year. Meanwhile, interest expense on related party notes increased by $4,000 due to an increase in the principal of the notes outstanding from $75,000 in the prior year to $250,000 at March 31, 2023. See Note 7 of the notes to our enclosed financial statements as well as Note 7 of our Annual Report for details of the notes and accrued interest at the respective periods.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. Cash and cash equivalents totaled $4.02 million as of March 31, 2023. We consider all highly liquid investments that mature in 90 days or less when purchased to be cash equivalents.

We have incurred operating losses and experienced negative operating cash flows for the three months ended March 31, 2023 and the year ended December 31, 2022, and we anticipate that we will continue to incur losses for the foreseeable future. Our net loss totaled $1,067,825 and $737,950 for the three months ended March 31, 2023 and 2022, respectively, and $2,597,5692 for the year ended December 31, 2022.

From inception to date, we have funded our operations primarily through (i) private equity financings (from which we have raised an aggregate of approximately $11.0 million, (ii) grants received from the U.S. government (from which we have received an aggregate of approximately $10.0 million, and (iii) the IPO (from which we raised net proceeds of approximately $5.0 million, after deducting underwriting discounts, commissions, and other offering expenses). Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Three months ended
	March 31,
Dollars in thousands	2023	2022

Net cash (used) provided in operating activities	$(1,078)	(699)
Net cash (used) provided in investing activities	—	(300)
Net cash provided in financing activities	(25)	—
Net increase(decrease) in cash and cash equivalents	$(1,103)	(999)

Net Cash (Used) Provided in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was approximately $1,078,000. This was comprised of a net loss for the period of $1,068,000, and decreased operating liabilities of $443,000 offset by decreases in grants receivable of $30,000 and prepaid expenses (primarily insurance policies) of $189,000, and noncash adjustments to net loss of $209,000 in stock option expense and $5,000 in non-cash interest expense.

Net cash used in operating activities for the three months ended March 31, 2022 was approximately $699,000. This was comprised of a net loss for the period of $738,000, and increased prepaid expenses of $221,000 (primarily prepaid costs of issuance), offset by changes in operating assets and liabilities of $24,000 and noncash adjustments to net loss of $235,000 in stock option expense.

Net Cash (Used) Provided in Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $0. For the three months ended March 31, 2022, cash of $300,000 was used for investing activities to acquire short-term, marketable securities.

Net Cash Provided in Financing Activities

Net cash provided in financing activities for the three months ended March 31, 2023 was $25,000. The cash was used to repay a letter of credit. For the three months ended March 31, 2022, there was no cash flows from financing activities.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operations and capital expenses into 2024. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Off-Balance Sheet Arrangements

We did not have for the three months ended March 31, 2023, or the year ended December 31, 2022, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Contractual Obligations

We did not have during the three months ended March 31, 2023 or the year ended December 31, 2022, and we do not currently have, any material contractual obligations, such as license agreements or similar arrangements, other than as described below and in the financial notes.

Employment Agreements

We are party to employment agreements with each of Drs. Kaufman and Chancellor and Mr. Johnston, executive officers of the Company, the material terms of each of which are described in the section entitled “Executive Compensation – Executive Employment Agreements” of our Annual Report.

Lease Agreement

We are party to a lease agreement, dated June 1, 2019, with Bridgeway Development Corporation, as amended, for the lease of 2,690 square feet of office and lab and manufacturing space in Pittsburgh, Pennsylvania commencing on July 1, 2020. The current lease term expires on June 30, 2025 and we have the right to exercise a one-time option to extend the term of the lease for an additional five-year term. The annual base rent under the lease is approximately $66,000.

Service Agreements

We enter into service agreements in the normal course of business with CROs and for clinical trials, preclinical research studies and testing, manufacturing, and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. The expense we incurred pursuant to these agreements for the three months ended March 31, 2023 was approximately $205,000, compared to approximately $158,000 for the three months ended March 31, 2022. The increase was due to timing of our clinical research trials.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates.

While our accounting policies are described in more detail in the notes to our financial statements included in our Annual Report, we believe the following accounting policies used in the preparation of our financial statements require the most significant judgments and estimates. See Note 3 in our Annual Report for a description of our other significant accounting policies.

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

As there was no public market for our Common Stock prior to the IPO, the estimated fair value of our Common Stock prior to our IPO had been approved by our board of directors, with input from management, as of the date of each award grant, considering our most recently available independent third-party valuations of our Common Stock and any additional objective and subjective factors that we believed were relevant and which may have changed from the date of the most recent valuation through the date of each award grant. We estimated the value of our equity using the market approach and a precedent transaction method which “back-solves” the equity value that yielded a specific value for our Series A Stock. We allocated the equity value to our Common Stock and shares of our Series A Stock using either an OPM or a hybrid method, which is a hybrid between the OPM and the PWERM. The hybrid method we utilized estimated the probability-weighted value across multiple scenarios but used the OPM to estimate the allocation of value within at least one of the scenarios. In addition to the OPM, the hybrid method considered the IPO scenario in which the shares of our Series A Stock converted to Common Stock. The future value of the Common Stock in the IPO scenario was discounted back to the valuation date at an appropriate risk adjusted discount rate. In the hybrid method, the present value indicated for each scenario was probability weighted to arrive at an indication of value for our Common Stock.

In addition to considering the results of the valuations, management considered various objective and subjective factors to determine the fair value of our Common Stock as of each grant date, which may be a date later than the most recent third-party valuation date, including:

●	the prices of our Series A Stock sold to or exchanged between outside investors in arm’s length transactions, if any, and the rights, preferences and privileges of our Series A Stock as compared to those of our Common Stock, including the liquidation preferences of our Series A Stock;
●	the progress of our R&D efforts, including the status of preclinical studies;
●	the lack of liquidity of our equity as a private company;
●	our stage of development and business strategy and the material risks related to our business and industry;
●	the achievement of enterprise milestones;
●	the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;
●	any external market conditions affecting the biotechnology industry, and trends within the biotechnology industry;
●	the likelihood of achieving a liquidity event for the holders of our Series A Stock and Common Stock, such as an IPO, or a sale of the Company, given prevailing market conditions; and
●	the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.

There are significant judgments and estimates inherent in these valuations. These judgments and estimates included assumptions regarding our future operating performance, the stage of development of our programs, the timing of a potential offering, or other liquidity event, and the determination of the appropriate valuation methodology at each valuation date. The assumptions underlying these valuations represented management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. Subsequent to the completion of the IPO, the fair value of our Common Stock is determined based on the market price of our Common Stock on Nasdaq.

There were no stock options issued in the three months ended March 31, 2023. With respect to stock options granted during the three months ended March 31, 2022, the following table sets forth by grant date, after giving effect to the Stock Split, the (i) number of shares of our Common Stock issuable upon exercise of such stock options, (ii) per share exercise price of such options and (iii) estimated fair value per share of our Common Stock on each such date. We did not grant any shares of restricted Common Stock during this period.

Grant date	Number of shares of Common Stock issuable upon exercise of stock options granted	Exercise price per share of Common Stock	Estimated fair value per share of Common Stock at grant date
03/01/22	10,000	$5.00	$2.84

The per share values at each such grant date, which we applied to determine the per share estimated fair value of the respective awards for accounting purposes, were based upon the determination by our board of directors of the fair value of our Common Stock as of each grant date.

Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed in Note 3 to our unaudited condensed financial statements included in this Report, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the "Exchange Act") as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations of the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to legal proceedings, claims or litigation arising in the ordinary course of business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Use of IPO Proceeds

The Company completed the IPO in December 2022, pursuant to a registration statement on Form S-1, which was declared effective by the SEC on December 19, 2022 (File No. 333-266397). Below are details of the Company’s use of the IPO proceeds through the end of the reporting period, as required by Item 701(f) of Regulation S-K:

•	Spartan Capital Securities, LLC (“Spartan”) served as the lead-book running manager and the representative of the underwriters in the offering of an aggregate of 1,217,391 shares of Common Stock to investors, which concluded on December 22, 2022. Additionally, pursuant to such registration statement, an additional 1,759,957 shares of Common Stock were registered for the resale of the selling stockholders listed on the resale prospectus forming a part of such registration statement, however the Company did not, and will not in the future, receive any proceeds from the registration of the offer and resale of such selling stockholders’ shares of Common Stock.

•	The title of the class of securities registered was the Common Stock.

•	1,217,391 shares of Common Stock were issued at a price of $5.75 per share for a total of $6,999,998 in gross proceeds.

•	Total fees paid to underwriters in connection with the IPO were $819 ,900. Other fees incurred in connection with the issuance and distribution of the Common Stock between the effective date and the ending date of the reporting period include $1.1 million in other offering expenses, such as listing expenses, fees for printing, advisory services, and SEC and other fees paid to regulators. These accrued expenses were deducted directly from paid-in capital. Net proceeds from the IPO after underwriting fees were $5.0 million, net of offering document expenses.

•	Upon completion of the IPO, net proceeds were used for working capital and payment of liabilities incurred in the standard course of business. Remaining proceeds were temporarily invested in short term investments (cash equivalents) in order to earn interest until such time as the funds are needed for business operations, with $3.7 million invested in cash equivalents at March 31, 2023.

•	In connection with the IPO, there were no direct or indirect payments to directors, officers, general partners of the issuer or their associates, or to persons owning 10 percent or more of any class of equity.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lipella Pharmaceuticals Inc.

Date: May 12, 2023	By:	/s/ Jonathan Kaufman
Jonathan Kaufman
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Douglas Johnston
Douglas Johnston
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)