Form 10-Q
period 2023-06-30
LIPELLA PHARMACEUTICALS INC
filed 2023-08-14
CIK 1347242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023, or

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

As of August 11, 2023, there were 5,743,945 shares of common stock, par value $0.0001 per share, of the registrant outstanding.

Lipella Pharmaceuticals Inc.

Form 10-Q

June 30, 2023

References in this Quarterly Report on Form 10-Q to the “Company,” “Lipella,” “we,” “us,” or “our” mean Lipella Pharmaceuticals Inc. unless otherwise expressly stated or the context indicates otherwise.

 i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Lipella Pharmaceuticals Inc.

CONDENSED BALANCE SHEETS

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$3,113,644	$5,121,743
Grants receivable	28,044	113,655
Prepaid expenses	225,302	563,891
Total Current Assets	3,366,990	5,799,289
Operating lease right of use asset	122,546	150,821
Total Assets	$3,489,536	$5,950,110
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$22,057	$384,357
Accrued expenses	138,704	389,209
Operating lease liability	60,788	58,262
Payroll liability	77,255	67,832
Notes payable, current	—	25,000
Related party loan	—	250,000
Related party interest	—	3,596
Total Current Liabilities	298,804	1,178,256
Operating lease liability, net of current portion	65,390	96,258
Total Liabilities	364,194	1,274,514
Stockholders' equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; 0 shares outstanding at June 30, 2023 and December 31, 2022	$—	$—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 5,743,945 shares issued and outstanding at June 30, 2023 and December 31, 2022	574	574
Additional paid-in capital	11,436,157	10,379,900
Accumulated deficit	(8,311,389)	(5,704,878)
Total stockholders' equity	3,125,342	4,675,596
Total liabilities and stockholders' equity	$3,489,536	$5,950,110

On December 19, 2022, a reverse stock split (the “Stock Split”) was effected, with a 2.5 to 1 share conversion ratio for all shares of our common stock, $0.0001 par value per share (“Common Stock”), outstanding. All per share amounts have been retroactively adjusted to reflect the effects of the Stock Split.   See Note 11 for more information. The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Grant revenues	$106,676	$—	$224,724	$33,149
Total revenues	106,676	—	224,724	33,149

Cost and expenses
Research and development	1,057,645	742,660	1,751,376	1,418,622
General and administrative	624,231	38,487	1,132,980	132,337
Total costs and expenses	1,681,876	781,147	2,884,356	1,550,959
Loss from operations	(1,575,200)	(781,147)	(2,659,632)	(1,517,810)

Other income (expense)
Other income (expense)	—	156	—	(45)
Interest income	41,968	603	63,969	1,134
Interest expense related party	(5,454)	(1,636)	(10,848)	(3,254)
Total other income/(expense)	36,514	(877)	53,121	(2,165)
Loss before income taxes	(1,538,686)	(782,024)	(2,606,511)	(1,519,975)
Provision for income taxes	—	—	—	—
Net Loss	$(1,538,686)	$(782,024)	$(2,606,511)	$(1,519,975)

Loss per share of Common Stock
Basic	(0.27)	(0.20)	(0.45)	(0.39)
Dilutive	(0.27)	(0.20)	(0.45)	(0.39)

Weighted-average of shares of Common Stock outstanding:
Basic	5,743,945	3,866,625	5,743,945	3,866,625
Dilutive	5,743,945	3,866,625	5,743,945	3,866,625

All per share amounts have been retroactively adjusted to reflect the effects of the Stock Split. See Note 11 for more information. The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balances, December 31, 2021	1,592,447	$159	3,866,625	$387	$4,530,193	$(3,107,187)	$1,423,552
Net loss	—	—	—	—	—	(737,950)	(737,950)
Issuance of stock options	—	—	—	—	235,148	—	235,148
Balances, March 31, 2022	1,592,447	159	3,866,625	387	4,765,341	(3,845,137)	920,750
Net loss	—	—	—	—	—	(782,024)	(782,024)
Issuance of stock options	—	—	—	—	213,489	—	213,489
Balances, June 30, 2022	1,592,447	159	3,866,625	387	4,978,830	(4,627,161)	352,215

Balances, December 31, 2022	—	—	5,743,945	574	10,379,900	(5,704,878)	4,675,596
Net loss	—	—	—	—	—	(1,067,825)	(1,067,825)
Issuance of stock options	—	—	—	—	208,639	—	208,639
Balances, March 31, 2023	—	—	5,743,945	574	10,588,539	(6,772,703)	3,816,410
Net loss	—	—	—	—	—	(1,538,686)	(1,538,686)
Issuance of stock options	—	—	—	—	847,618	—	847,618
Balances, June 30, 2023	—	—	5,743,945	574	11,436,157	(8,311,389)	3,125,342

All per share amounts have been retroactively adjusted to reflect the effects of the Stock Split. See Note 11 for more information. The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(2,606,511)	$(1,519,975)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock option expense	1,056,257	448,637
Interest expense related party net (non-cash)	—	3,254
Changes in operating assets and liabilities:
Operating right of use asset	(67)	582
Grants receivable	85,611	—
Prepaid expense	338,589	(368,334)
Accounts payable	(362,300)	8,583
Accrued expenses	(254,101)	146,918
Payroll liability	9,423	944
Net cash used in operating activities	(1,733,099)	(1,279,391)
Cash flow from investing activities:
Purchase or sale of marketable securities	—	300,546
Net cash provided by investing activities	—	300,546
Cash flow from financing activities:
Repayment of notes payable	(275,000)	—
Net cash used in financing activities	(275,000)	—
Net decrease in cash, cash equivalents	(2,008,099)	(978,845)
Cash, and cash equivalents at beginning of period	5,121,743	1,413,828
Cash, and cash equivalents at end of period	$3,113,644	$434,983

Supplemental disclosure of cash flow information:
Interest Paid	(10,338)	—
Income taxes paid	—	—
Supplemental disclosure of cash flow information:
Issuance of Common Stock for forgiveness of related party note	$—	$—
Exercise of Common Stock options for consulting services	$—	$—

All per share amounts have been retroactively adjusted to reflect the effects of the Stock Split. See Note 11 for more information. The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Nature of Business

Lipella Pharmaceuticals Inc. (the “Company”) is focused on the development of drugs, diagnostics, and medical devices. Our operations consist of research, preclinical development and clinical development activities, and our most advanced program is in Phase 2a clinical development. Since our inception in 2005, we have historically financed our operations through a combination of federal grant revenue, licensing revenue, manufacturing revenue, as well as equity and debt financing. The Company is located in Pittsburgh, PA. On December 19, 2022, we effected the Stock Split. The Company’s outstanding share and per share amounts in these condensed financial statements have been adjusted to give effect to the Stock Split, for all periods presented. For more information, see Note 11 - Common Stock.

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on March 31, 2023 (our “Annual Report”).

Note 2. Going Concern

The accompanying condensed financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs and will require significant additional capital to continue its research and development programs, including progressing clinical product candidates to commercialization and preparing for commercial-scale manufacturing and sales.

The Company’s net loss for the six months ended June 30, 2023 and fiscal year ended December 31, 2022 was ($2,606,511) and ($2,597,692), respectively. Since inception, the Company has incurred historical losses and has an accumulated deficit of ($8,311,389) at June 30, 2023 and ($5,704,878) at December 31, 2022, respectively. At June 30, 2023, the Company had available cash and cash equivalents of $3,113,644 and net working capital of $3,068,186. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to: research, development of product candidates, conducting preclinical studies and clinical trials, and administrative organization. These funds, and our funds available under existing government contracts, may not be sufficient to enable us to meet our obligations as they come due at least for the next twelve months from the issuance date of these financial statements.

If we are unable to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished and we may be forced to curtail or cease operations. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that may result from this uncertainty.

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

Accounts Receivable

We report accounts receivable at net realizable value. When required we estimate losses on uncollectible accounts receivable based upon historical data. Such allowance for doubtful accounts is estimated based upon management’s assessment of individual accounts. The Company concluded that an allowance for doubtful accounts is not considered necessary at June 30, 2023 and December 31, 2022, as there was no outstanding accounts receivable.

Prepaid Expenses

Our prepaid expenses consist primarily of prepaid insurance and prepaid expenses. Our insurance products have a 12-month term and annually renew each June, with the exception of directors’ and officers’ insurance which renews in December. Premiums are paid in advance, either annually, semi-annually, or quarterly. The collective value of any prepaid portions of policy terms is recorded at cost. Contracts involving pre-payment are capitalized and amortized in accordance with performance.

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

At June 30, 2023 and December 31, 2022, the Company’s long-lived assets of $125,859 have been fully depreciated.

Accounts Payable

Accounts payable are short term liabilities with product/service vendors, including any credit card liability.

Accrued Expenses

Accrued expenses are recorded when incurred but have not been paid by period end. See Note 6 related to the balance at June 30, 2023 and December 31, 2022.

Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), to account for revenue. The deliverables under our arrangements are evaluated under Topic 606, which requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Recognition of revenue is driven by satisfaction of the performance obligations using one of two methods: revenue is either recognized over time or at a point in time. Revenue is generally recognized as the performance obligations are satisfied, which generally occurs when control of the goods or services have been transferred to the customer or once the customer is able to use those goods and/or services as well as obtaining substantially all of their benefits.

The Company primarily generates contract revenue under fixed-fee contracts or time and materials contracts:

●	Under a fixed-fee contract, the Company charges a fixed agreed upon amount for a deliverable. Fixed-fee contracts have fixed deliverables upon completion of the project. Typically, the Company recognizes revenue for fixed-fee contracts after projects are completed, delivery is made and title transfers to the customer, and collection is reasonably assured.

●	Under a time and materials contract, the Company charges customers an hourly rate plus reimbursement for other project specific costs. The Company recognizes revenue for time and material contracts based on the number of hours devoted to the project multiplied by the customer’s billing rate plus other project specific costs. Payment terms vary, but are generally due within 60 days.

Grant Revenues

The Company receives revenue through government grants, primarily with the National Institutes of Health (“NIH”). The Company has concluded its government grants are not within the scope of Topic 606, as government entities do not meet the definition of a “customer” as defined by Topic 606 because there is not considered to be a transfer of control of goods or services to the government entity funding the grant. Grant revenue, which is not within the scope of Topic 606, consists of funding under cost reimbursement programs primarily from federal and non-profit foundation sources for qualified research and development activities performed by us, and as such, are not based on estimates that are susceptible to change. Such amounts are invoiced and recorded as revenue as grant-funded activities are performed, with any advance funding recorded as deferred revenue until the activities are performed. The Company believes the recognition of revenue as costs are incurred and amounts become earned/realizable is analogous to the concept of transfer of control of a service over time under Topic 606.

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

A lease that transfers substantially all of the benefits and risks incidental to ownership of property are accounted for as finance leases. At the inception of a finance lease, an asset and finance lease obligation is recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property’s fair market value. Finance lease obligations are classified as either current or long-term based on the due dates of future minimum lease payments, net of interest. At June 30, 2023 and December 31, 2022, there were no finance leases.

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

Stock Option Compensation Expense

The Company recognizes the fair value of stock option award expenses on a straight-line basis over a service period of three years, consistent with vesting periods, using the Black-Scholes options pricing model to estimate the fair value of option awards. Such expenses are categorized as research and development or general and administrative depending on the role of each option recipient.

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

The Company follows FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” (“Topic 740-10”), which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At June 30, 2023 and December 31, 2022, the Company had no material uncertain tax positions to be accounted for in the financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. See Note 14 related to income taxes.

Concentration of Credit Risk

The Company’s grant revenues and grant receivables were with the NIH. The NIH is an agency of the United States Department of Health & Human Services, and the Company believes amounts are fully collectible from this agency. Contract revenues were $224,724 for the six months ended June 30, 2023, and $106,676 for the three months ended June 30, 2023.

Earnings Per Share

Basic net loss per share of Common Stock is computed by dividing the net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive Common Stock equivalents, consisting of stock options and warrants. Diluted net loss per share of Common Stock for the six months ended June 30, 2023 and 2022 is the same as basic net loss per share, as the Common Stock equivalents were anti-dilutive due to the net loss.

Due to the Stock Split, the shares outstanding at June 30, 2022 have been retroactively adjusted, reducing them from 9,666,562 to 3,866,625. This had a corresponding increase in the loss per share of Common Stock from $0.16 to $0.39 per share for the six months ended June 30, 2022, and from $0.08 to $0.20 per share for the three months ended June 30, 2022.

At June 30, 2023 and 2022, the Common Stock equivalent shares were, as follows:

	June 30,
	2023	2022
Shares of Common Stock issuable under equity incentive plans outstanding	2,478,000	2,054,000
Shares of Common Stock issuable upon exercise of warrants	143,994	143,994
Shares of Common Stock issuable upon conversion of Series A Preferred Stock	—	636,979
Common Stock equivalent shares excluded from diluted net loss per share	2,621,994	2,834,973

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

At June 30, 2023 and December 31, 2022, the Company’s financial instruments consist primarily of: cash and cash equivalents, accounts payable and accrued liabilities. For cash equivalents, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of June 30, 2023 and December 31, 2022 were considered representative of their fair values due to their short term to maturity.

The Company held no marketable securities or cash equivalents at December 31, 2022, and no marketable securities at June 30, 2023. For cash equivalents at June 30, 2023 the fair value input levels are summarized below:

June 30, 2023	Level 1	Level 2	Level 3	Total
Cash Equivalents (maturity less than 90 days)
Commercial Paper	$—	—	—	$—
U.S. Government	—	—	—	—
Money market funds	2,801,063	—	—	2,801,063
Total Cash equivalents	2,801,063			2,801,063

Marketable Securities	—	—	—	—
Total Cash Equivalents and Marketable Securities	$2,801,063	$—	$—	$2,801,063

Note 5. Prepaid Expenses

At June 30, 2023, prepaid expenses consisted primarily of prepaid insurance of $194,384 and $30,918 in prepaid expenses. At December 31, 2022, prepaid expenses consisted of $433,891 of prepaid insurance, and $130,000 of prepaid investor relations and advisory services.

Note 6. Accrued Expenses

At June 30, 2023 accrued expenses were $138,704, resulting from unbilled clinical expenses of $28,675 and $110,029 of unbilled professional services expenses. At December 31, 2022, the $389,209 of accrued expenses consisted of $224,871 in accrued professional expenses, and $164,338 in accrued clinical expenses.

Note 7. Notes Payable – Related Party

At December 31, 2022, there was a $250,000 note outstanding, payable to Dr. Jonathan Kaufman, the Company’s Chief Executive Officer. The note payable was due within one year and was issued by the Company in exchange for cash contributions made by Dr. Kaufman to the Company. The note and accrued interest were paid in full as of June 30, 2023.

Origination	Original Principal	Current Principal	Rate	Maturity	Accrued Interest - Related Party December 31, 2022	Accrued Interest - Related Party March 31, 2023	Accrued Interest - Related Party June 30, 2023	Category
November 1, 2022	$250,000	$-	8.75%	06/30/23	$3,596	$8,990	$—	Current

Note 8. Letter of Credit

The Company has a letter of credit with a bank for an aggregate available borrowing of $50,000 due upon demand. The letter of credit is collateralized by substantially all of the Company’s assets and personally guaranteed by Dr. Jonathan Kaufman, the Company’s Chief Executive Officer. The outstanding advances under the line of credit bear interest at the lending bank’s prime rate plus 3.10%. In February 2023, the Company repaid all amounts outstanding under the letter of credit. The outstanding balance was $0 and $25,000 at June 30, 2023 and December 31, 2022, respectively.

Note 9. Stock Options

The Company previously had two incentive plans in effect pursuant to which incentive stock options and nonqualified stock options were issued. The maximum number of shares Common Stock that may be issued upon exercise of such outstanding options as of June 30, 2023 was 2,478,000 shares. This number comprises 1,078,000 unexpired options issued and outstanding granted under the Company’s expired 2008 Stock Incentive Plan and 1,400,000 options issued and outstanding granted under the Company’s Amended and Restated Stock Incentive Plan, which was originally adopted in 2020 and amended and restated in 2022 (the “2020 Plan”), which is the only Company incentive plan currently in effect. Incentive stock options granted under the 2020 Plan are granted with an exercise price determined by the Company’s board of directors (the “Board”) or the Board’s compensation committee (the “Compensation Committee”). Unless otherwise provided for by the Board or the Compensation Committee, vesting of options granted under the 2020 Plan terminates once the optionee is no longer affiliated with the Company, subject to certain exceptions. Such options generally expire ten years from the date of the grant (five years in the case of incentive stock options granted to holders of over 10% of Common Stock). Stock options are granted under the 2020 Plan with an exercise price not less than the fair market value of the underlying Common Stock on the date of the grant and incentive stock options granted to holders of over 10% of Common Stock are granted with an exercise price not less than 110% of such fair market value on such grant date. Unless otherwise specified by the Board or the Compensation Committee, all grants under the 2020 Plan vest fully over a three-year period, provided that the employee continues to be employed, subject to certain exceptions. If an employee leaves the Company prior to the full vesting of such option awards, then the remaining unvested portion is considered forfeited, and the earlier recognition of the unvested shares is reversed during the period of forfeiture. As of June 30, 2023 and December 31, 2022 there was $806,157 and $1,222,500, respectively, of unrecognized compensation costs related to non-vested share-based compensation arrangements granted to be recognized over the weighted average period of approximately 18 months.

The Company recognized $847,618 and $213,489 of compensation costs related to stock option vesting for the three months ended June 30, 2023 and 2022, respectively. The Company recognized $1,056,257 and $448,637 of compensation costs related to stock option vesting for the six months ended June 30, 2023 and 2022, respectively.

The following is an analysis of options to purchase shares of Common Stock issued and outstanding as of June 30, 2023 and December 31, 2022:

	Shares	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Term (in Years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2021	2,044,000	2.82	6.61	4,446,667
Granted	10,0000	5.00	9.16
Expired	—
Cancelled	—
Exercised	—
Outstanding as of December 31, 2022	2,054,000	2.84	5.51	605,687
Granted	—
Expired	—
Cancelled	—
Exercised	—
Outstanding as of March 31, 2023	2,054,000	2.84	5.26	$—
Granted	424,000	2.19	9.96
Expired	—
Cancelled	—
Exercised	—
Outstanding as of June 30, 2023	2,478,000	2.72	5.86	$—
Vested as of June 30, 2023	2,190,667
Exercisable as of June 30, 2023	2,190,667
Exercisable as of December 31, 2022	1,619,333

A summary of status of the Company’s non-vested stock options (exercisable for shares of Common Stock on a one-to-one basis) as of, and changes during, the six months ended June 30, 2023 and 2022 is presented below:

	Number of Stock Options	Weighted- Average Fair Value Grant Date
Nonvested at December 31, 2021	688,667	$2.82
Granted	10,000	$2.84
Vested	(157,333)	$2.83
Expired	—	$0.00
Nonvested at June 30, 2022	541,333	$2.82

Nonvested at December 31, 2022	434,667	$2.82
Granted	424,000	2.19
Vested	(423,334)	2.83
Expired	—	—
Nonvested at June 30, 2023	435,333	$2.81

In the six months ended June 30, 2023 and 2022, the Company granted options as presented below.

Stock Option Grants - On March 1, 2022, the Company issued 10,000 stock options at a $5.00 strike price, vesting immediately upon issuance.

On June 16, 2023, the Company issued 424,000 stock options at a $2.19 strike price, vesting immediately upon issuance.

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2023 and June 30, 2022 using the Black-Scholes option-pricing model is as follows:

Six months ended June 30:	2023	2022
Weighted-average fair value of options granted	$1.50	1.14
Expected volatility	83.47%	75%
Expected life (in years)	5.04	10
Risk-free interest rate (range)	3.99%	2.31%
Expected dividend yield	$—	—

Note 10. Preferred Stock

The Company’s Second Amended and Restated Certificate of Incorporation (the “Charter”) authorizes the issuance of 20,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock sets forth the rights of the Series A Preferred Stock, par value $0.0001 per share, of the Company (the “Series A Stock”) and authorizes the issuance of up to 5,000,000 shares of Series A Stock. With respect to dividend rights and rights in the event of the liquidation or dissolution of the Company, the Series A Stock ranks prior to all Common Stock and any other series of preferred stock which is junior to Series A Stock. Upon any matter submitted to the shareholders of the Company for a vote, each holder of Series A Stock is entitled to the number of votes as is equal to the number of shares of Common Stock into which such shares of Series A Stock are convertible at the time of such vote. The Series A Stock is not entitled to any mandatory dividends.

The Series A Stock is convertible into Common Stock on a one-to-one basis. In the event of the liquidation or dissolution of the Company, the holders of the Series A Stock are entitled to receive the greater of $0.60 per share, representing a liquidation preference of $0 as of June 30, 2023 and December 31, 2022. The Series A Stock is not entitled to dividends, and is not considered “participating” preferred, meaning converted securities are not entitled to a liquidation preference, and if a liquidation preference has been taken, the associated security interest is dissolved. Prior to the completion of our initial public offering, all of the Series A Stock would have automatically converted into Common Stock upon any one of the following three conditions: a public offering of at least $7,000,000 of gross proceeds, the optional conversion of at least 80% of issued shares of Series A Stock, or the consent of holders of a majority of the Series A Stock. The shares of Series A Stock have average-weighted anti-dilution protection that becomes effective upon the issuance of Common Stock (or securities convertible into Common Stock) at a price below $0.60 per share.

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

In the year ended December 31, 2022, all 1,592,447 outstanding shares of Series A Stock were converted to Common Stock on a 1:1 basis. After the effect of the Stock Split, this conversion resulted in 636,979 shares of Common Stock. There were no shares of Series A Stock outstanding at December 31, 2022 or June 30, 2023.

Note 11. Common Stock

The Charter authorizes the issuance of 200,000,000 shares of Common Stock. On December 19, 2022, the Company effected the Stock Split, with a 2.5 to 1 share conversion ratio for all shares of Common Stock outstanding. The Company’s outstanding share and per share amounts in these unaudited condensed financial statements have been adjusted to give effect to the Stock Split, for all periods presented. There were 5,743,945 shares of Common Stock outstanding as of June 30, 2023 and December 31, 2022.

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

Note 12. Warrants

No warrants were issued in the six months ended June 30, 2023, or the year ended December 31, 2022. In the year ended December 31, 2021, in connection with the issuance of shares of Common Stock, 143,994 warrants exercisable into an equal number of shares of Common Stock were issued. The warrants have a 5-year term and an exercise price of $5.00 per share (after giving effect to the Stock Split). The Company had no warrant liabilities at June 30, 2023 or December 31, 2022.

Note 13. Commitment and Contingencies

Operating Leases

Operating leases are recorded as ROU assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives.

The Company entered into a lease agreement beginning July 1, 2020, for the Company’s principal headquarters at 7800 Susquehanna Street, Pittsburgh, Pennsylvania, which includes office space and sterile manufacturing operations (the “Lease”). The Lease has a five-year term and includes an option for renewal, which is not reasonably certain and is excluded from the right of use calculation. Future minimum rent payments under the Lease as of June 30, 2023 are as follows:

Year ending
2023 (6 months remaining)	$33,476
2024	$67,289
2025	$33,813
Total minimum lease payments	$134,578
Less: amount representing interest	$(8,400)
Present value of minimum lease payments	$126,178

The Lease is accounted for as a ROU and liability. As of June 30, 2023, the Company has $122,547 of an operating lease ROU asset, and $60,788 and $65,390 of current and non-current lease liabilities, respectively, recorded on the balance sheets. As of December 31, 2022 the Company had an ROU asset of $150,821, and current and non-current operating lease liabilities of $58,262 and $96,258 respectively. The lease expense for the three months ended June 30, 2023 and June 30, 2022 was $16,436 and $16,245, respectively. The lease expense for the six months ended June 30, 2023 and June 30, 2022 was $32,737 and $32,602, respectively. Cash paid for the amounts included in the measurement of lease liabilities for the three months ended June 30, 2023 and June 30, 2022 was $16,402 and $16,066, respectively, and for the six months ended June 30, 2023 and 2022 was $32,804 and $32,131 respectively. The payments are included in the operating activities in the accompanying statement of cash flows.

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

Partnering Commitments

In February 2022, the Company entered into an agreement whereby it partnered with an advisor to assist with potential transactions. The Company paid $10,000 per month for the first four months of the agreement’s term. The agreement (which was terminated in June 2022), included a surviving success fee, such that in the event of a successful transaction occurring prior to September 2023, required the Company to make a payment equal to the greater of (a) five percent of the transaction value and (b) $500,000. For the three months ended June 30, 2023, and June 30, 2022, the Company has recorded $0 and $30,000, respectively, in general and administrative expense related to this commitment, and has not recorded any additional liabilities related to the surviving success fee clause as of the balance sheet date.

Note 14. Income Taxes

The provision for income taxes for the three and six months ended June 30, 2023 and 2022 was $0, resulting in an effective income tax rate of 0% for each period. The Company’s effective tax rate for the three and six months ended June 30, 2023 and 2022 is primarily due to the full valuation allowance against the Company’s net deferred tax assets.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be utilized. Because of our cumulative losses, substantially all of the deferred tax assets have been fully offset by a valuation allowance as of June 30, 2023 and December 31, 2022. We have not paid income taxes for the year ended December 31, 2022.

The Company’s 2018 through 2022 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes and the State of Pennsylvania   for state tax purposes.

Note 15. Subsequent Events

Subsequent events have been evaluated through the date of the independent auditors’ report , which is the date the unaudited condensed financial statements were available to be issued.

Effective August 1, 2023, the Company became party to a lease for additional space at their current location (the “August 2023 Lease”). The August 2023 Lease will co-terminate with the Lease on June 30, 2025, with an option to extend for five years. Under the August 2023 Lease, the Company expects to pay an additional $11,483 in rent during the calendar year 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2023 should be read together with our unaudited condensed financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (this “Form 10-Q”), as well as the audited financial statements, the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 contained in our Annual Report on Form 10-K for the year ended December 31, 2022, that was filed with the SEC on March 31, 2023 (our “Annual Report”), and all risk factors disclosed herein and therein. Such discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information relating to our business that reflect our management’s current views, expectations and assumptions concerning our business, strategies, products, future results and events and financial performance, which are subject to risks and uncertainties that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements or that our underlying assumptions will prove to be correct. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any such forward-looking statement to reflect any change in our expectations with regard thereto or to conform such forward-looking statements to actual results. Statements made in this Form 10-Q, other than statements of historical fact, addressing operating performance, events, or developments which our management expects or anticipates will or may occur in the future, and also statements related to expected or anticipated growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and other non-historical information, are forward-looking statements. In particular, the words “may,” “will,” “expects,” “anticipates,” “aims,” “potential,” “future,” “intends,” “plans,” believes,” “estimates,” “continue,” “likely to,” and variations of such words and similar expressions identify forward-looking statements, but such words are not the exclusive means of identifying such forward-looking statements, and their absence does not necessarily mean that such statement is not forward-looking.

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

In a second program, we are developing a product candidate, which we have designated LP-310 and which employs a formulation similar to LP-10, for the treatment of oral lichen planus (“OLP”). OLP is a chronic, T-cell-mediated, autoimmune oral mucosal disease, and LP-310 contains tacrolimus which inhibits T-lymphocyte activation. Symptoms of OLP include painful burning sensations, bleeding and irritation with tooth brushing, painful, thickened patches on the tongue, and discomfort when speaking, chewing or swallowing. These symptoms frequently cause weight loss, nutritional deficiency, anxiety, depression, and scarring from erosive lesions. OLP can also be a precursor to cancer, predominately squamous cell carcinoma, with a malignant transformation rate of approximately one percent. LP-310 is the development name of our oral, liposomal formulation of tacrolimus (the same approved generic active agent in LP-10) specifically optimized for local delivery to oral mucosa. We believe that our approach of using metastable liposomal tacrolimus as a treatment for OLP is novel. To date, upon review of relevant FDA public data resources on approved drugs and biologics, we are not aware of any other liposomal products developed to treat such disease. We have completed a pre-investigational new drug meeting with the FDA and intend to submit the full investigational new drug application to the FDA for LP-310 in the third quarter of 2023.

Our Platform includes proprietary drug delivery technologies optimized for use with epithelial tissues that coat lumenal surfaces, such as the colon, the various tissues lining the mouth and esophagus and the tissues lining the bladder and urethra. The Company has two issued patents in the United States that should exclude competitors from making, selling or using our LP-10 and LP-310 formulations in the United States until July 11, 2035. We also have issued patents in Australia, Canada, and Europe that do not expire until October 22, 2034. Corresponding patent applications are pending in the United States Patent Offices. We also have a pending United States patent application on an improvement to the technology.

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

Recent Developments

Effective August 1, 2023, we entered into the August Lease for additional space adjacent to the Company’s current principal executive office space. The August 2023 Lease commenced on August 1, 2023 and will co-terminate with the Company’s existing lease for its principal executive offices on June 30, 2025. The August 2023 Lease and the Company’s current lease each have an option for a five-year extension. The incremental rent expense from the August 2023 Lease is expected to be approximately $11,500 through December 31, 2023.

On August 4, 2023, the Company entered into an agreement amending the Company’s existing employment agreement with Dr. Jonathan Kaufman, Chief Executive Officer of the Company, to increase Dr. Kaufman’s annual base salary by $50,000, to $233,300. Also on August 4, 2023, the Company entered into an agreement amending the Company’s existing employment agreement with Dr. Michael Chancellor, Chief Medical Officer of the Company, to increase Dr. Chancellor’s annual base salary by $50,000, to $225,000.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended
	June 30,		Increase
	2023	2022	(Decrease)
(in thousands)
Revenue	$107	—	$107
Operating expenses:
Research and development (“R&D”)	1,058	743	315
General and administrative	624	38	586
Total operating expenses	1,682	781	901
Loss from operations	(1,575)	(781)	(794)
Other income (expense)	36	(1)	37
Net loss	$(1,539)	$(782)	$(757)

Grants and Other Revenue

We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years. For the three months ended June 30, 2023, we recognized revenue from a grant awarded by the NIH in September of 2022 (the “2022 NIH Grant”), which was an award of an aggregate of $673,000. NIH approved an additional year of funding under the 2022 NIH Grant in June 2023, increasing the total funding provided under the 2022 NIH Grant to $1,353,000.

We recognize revenue from grants when the related costs are incurred and the right to payment is realized. For the three months ended June 30, 2023, we earned $107,000 in connection with the 2022 NIH Grant, recognized as revenue, compared with no revenue in the three months ended June 30, 2022. We expect to receive approximately $500,000 from the 2022 NIH Grant in total in the calendar year 2023. The increase in annual grant revenue from 2022 to 2023 is related to the award of the 2022 NIH Grant.

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

R&D expenses increased by approximately $315,000, from $743,000 for the three months ended June 30, 2022 to $1,058,000 for the three months ended June 30, 2023. The increase in R&D expenses was primarily attributable to increases in stock option expense of $314,000, personnel costs of $10,000, and overhead and facility related costs, including supplies, of $54,000. These were offset by a reduction in outside services expense by $68,000 compared to the same period in the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of management and business consultants and other related costs, including stock-based compensation. General and administrative expenses also include board of directors’ expenses and professional fees for legal, patent, consulting, accounting, auditing, tax services and insurance costs.

General and administrative expenses were $624,000 for the three months ended June 30, 2023, compared to $39,000 for the three months ended June 30, 2022. General and administrative expenses increased by approximately $586,000, including an increase in outside services costs of $101,000, an increase in franchise tax, licensing, and filing fees of $12,000, and an increase in insurance expense of $101,000. Additionally, stock option expense increased $320,000, related to our June 2023 option grants, and other personnel costs (including payroll taxes and benefits) increased by approximately $42,000. The increase in G&A expenses was associated with the Company becoming a public reporting company, including the costs of additional personnel, accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Net Other Income (Expense)

Net other income for the three months ended June 30, 2023 was $36,000, as compared to a loss of $1,000 for the three months ended June 30, 2022. This balance primarily included (i) cash interest income, (ii) unrealized loss on investments and (iii) non-cash interest expense on related party notes. A higher cash investment balance and more favorable rates resulted in an increase of $41,000 in interest receivable on short term investments in the three months ended June 30, 2023, compared to the same period in the prior year. Meanwhile, interest expense on related party notes increased by $4,000 due to an increase in the principal of the notes outstanding from $75,000 during the three months ended June 30, 2022 to $250,000 during the three months ended June 30, 2023. The related party notes were paid in full as of June 30, 2023. See Note 7 of the notes to our unaudited condensed financial statements included in this Form 10-Q as well as Note 7 of the notes to our financial statements in our Annual Report for details of such related party notes and accrued interest at the respective periods.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended
	June 30,		Increase
	2023	2022	(Decrease)
(in thousands)
Revenue	$225	33	192
Operating expenses:
R&D	1,751	1,419	332
General and administrative	1,133	132	1,001
Total operating expenses	2,884	1,551	1,333
Loss from operations	(2,660)	(1,508)	(1,142)
Other income (expense)	53	(2)	55
Net loss	$(2,607)	(1,520)	(1,087)

Grants and Other Revenue

For the six months ended June 30, 2023, we earned $225,000 in connection with the 2022 NIH Grant, recognized as revenue. We received $33,000 in revenue for the six months ended June 30, 2022, as the final installment under the previous series of grants awarded by the NIH in 2017 and 2018. We expect to recognize approximately $500,000 from the 2022 NIH Grant in   total in the year 2023. The increase in annual grant revenue from 2022 to 2023 is related to the award of the 2022 NIH Grant.

Operating Expenses

Research and Development Expenses

The following table summarizes our R&D expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended
	June 30,		Increase
(in thousands)	2023	2022	(Decrease)

Direct R&D expenses for the LP-10 product candidate program:
Employee-related costs	$81	$253	$(172)
Employee stock option expense	14	304	(162)
Outsourced R&D	8	406	(324)
Facility-related costs	4	114	(71)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	29	81	211
Employee stock option expense	57	96	478
Outsourced R&D	35	106	248
Facility-related costs	18	58	125
Total research and development expenses	$1,751	$1,418	$333

R&D expenses increased by approximately $333,000, from $1,418,000 for the six months ended June 30, 2022 to $1,751,000 for the six months ended June 30, 2023. The increase in R&D expenses was primarily attributable to increases in stock option expense of $316,000, increased personnel costs (including employee benefits) of $42,000, overhead and facility related costs, including supplies, of $55,000, and legal patent expense of $12,000. These were partially offset by a reduction in outside services of $88,000 compared to the same period in the prior year, as the LP-10 clinical trial was still in process in 2022.

General and Administrative Expenses

General and administrative expenses were $1,133,000 for the six months ended June 30, 2023, compared to $132,000 for the three months ended June 30, 2022. General and administrative expenses increased by approximately $1,001,000, including an increase in outside services costs of $198,000, an increase in franchise tax, licensing, and filing fees of $24,000, and an increase in insurance expense of $218,000. Additionally, stock option expense increased $292,000, related to our June 2023 option grants, and other personnel costs (including payroll taxes and benefits) increased approximately $96,000.

Net Other Income (Expense)

Net other income   for the six months ended June 30, 2023 was $54,000, as compared to a loss of $2,000 for the six months ended June 30, 2022. This balance primarily included (i) cash interest income, (ii) unrealized loss on investments and (iii) non-cash interest expense on related party notes. A higher cash investment balance and more favorable rates resulted in an increase of $65,000 in interest receivable on short term investments in the six months ended June 30, 2023 compared to the same period in the prior year. Meanwhile, interest expense on related party notes increased by $8,000 due to an increase in the principal of the notes outstanding from $75,000 during the six months ended June 30, 2022 to $250,000 during the six months ended June 30, 2023. The related party notes were paid in full on June 30, 2023. See Note 7 of the notes to our unaudited condensed financial statements in this Form 10-Q as well as Note 7 of the notes to our financial statements in our Annual Report for details of such related party notes and accrued interest at the respective periods.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. Cash and cash equivalents totaled $3.1 million as of June 30, 2023. We consider all highly liquid investments that mature in 90 days or less when purchased to be cash equivalents.

We have incurred operating losses and experienced negative operating cash flows for the six months ended June 30, 2023 and the year ended December 31, 2022, and we anticipate that we will continue to incur losses for the foreseeable future. Our net loss totaled $2,606,511 and $1,509,975 for the six months ended June 30, 2023 and 2022, respectively, and $2,597,5692 for the year ended December 31, 2022.

From inception to date, we have funded our operations primarily through (i) private equity financings (from which we have raised an aggregate of approximately $11.0 million, (ii) grants received from the U.S. government (from which we have received an aggregate of approximately $10.1 million, and (iii) the IPO (from which we raised net proceeds of approximately $5.0 million, after deducting underwriting discounts, commissions, and other offering expenses). Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Six months ended
	June 30,
Dollars in thousands	2023	2022

Net cash (used) provided in operating activities	$(1,733)	(1,279)
Net cash (used) provided in investing activities	—	300
Net cash provided in financing activities	(275)	—
Net increase(decrease) in cash and cash equivalents	$(2,008)	(979)

Net Cash (Used) Provided in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was approximately $1,733,000. This comprised a net loss for the period of approximately $2,606,000, and decreased operating liabilities of $607,000, offset by decreases in the following assets: grants receivable of $86,000 and prepaid expenses (primarily insurance policies and consulting services) of $339,000. There were also and noncash adjustments to net loss of $1,056,000 in stock option expense.

Net cash used in operating activities for the six months ended June 30, 2022 was approximately $1,279,000. This comprised a net loss for the period of approximately $1,520,000, and increased prepaid expenses of $368,000 (primarily prepaid costs of issuance), partially offset by changes in operating assets and liabilities of $157,000 and noncash adjustments to net loss of $449,000 in stock option expense and $3,000 in non-cash interest expense.

Net Cash (Used) Provided in Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $0. For the six months ended June 30, 2022, net cash provided by investing activities was $300,000, resulting from the sale of short-term, marketable securities.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 was $275,000. The cash was used to repay a related party note upon maturity. For the six months ended June 30, 2022, there were no cash flows from financing activities.

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

Going Concern

The unaudited condensed financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. We have generated losses from operations since inception. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increasing its market share. The Company’s ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business.

Management of the Company may raise additional funds through the issuance of equity securities or debt. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations and raise additional capital could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have during the six months ended June 30, 2023, or the year ended December 31, 2022, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Contractual Obligations

We did not have during the six months ended June 30, 2023 or the year ended December 31, 2022, and we do not currently have, any material contractual obligations, such as license agreements or similar arrangements, other than as described below and in the financial notes to our unaudited condensed financial statements included in this Form 10-Q and in our Annual Report.

Employment Agreements

We are party to employment agreements with each of Drs. Kaufman and Chancellor and Mr. Johnston, executive officers of the Company, the material terms of each of which are described in the section entitled “Executive Compensation – Executive Employment Agreements” of our Annual Report and the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” of this Form 10-Q.

Lease Agreement

We are party to a lease agreement, dated June 1, 2019, with Bridgeway Development Corporation, as amended, for the lease of 2,690 square feet of office and lab and manufacturing space in Pittsburgh, Pennsylvania commencing on July 1, 2020. The current lease term expires on June 30, 2025 and we have the right to exercise a one-time option to extend the term of the lease for an additional five-year term. The annual base rent under the lease is approximately $66,000. Also, we are party to the August 2023 Lease, as described in the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” of this Form 10-Q.

Service Agreements

We enter into service agreements in the normal course of business with CROs and for clinical trials, preclinical research studies and testing, manufacturing, and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. The expense we incurred pursuant to these agreements for the six months ended June 30, 2023 was approximately $435,000, compared to approximately $314,000 for the six months ended June 30, 2022. The increase was due to early stage research for our LP-310 oral liquid protocol.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. As the public market for our Common Stock has been limited and prior to the IPO there was no such public market, we have historically determined the volatility for awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted-average of the historical volatility measures of this group of guideline companies along with our own. We expect to continue estimating expected volatility based on the group of guideline companies until we have adequate historical data regarding the volatility of our own traded stock price. The expected term of our stock options granted to employees and non-employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. We have not paid, and do not anticipate paying, dividends on our Common Stock; therefore, the expected dividend yield is assumed to be zero.

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

With respect to stock options granted during the six months ended June 30, 2023 and 2022, the following table sets forth by grant date, after giving effect to the Stock Split, the (i) number of shares of our Common Stock issuable upon exercise of such stock options, (ii) per share exercise price of such options and (iii) estimated fair value per share of our Common Stock on each such date. We did not grant any shares of restricted Common Stock during this period.

Grant date	Number of shares of Common Stock issuable upon exercise of stock options granted	Exercise price per share of Common Stock	Estimated fair value per share of Common Stock at grant date
03/01/22	10,000	$5.00	$2.84
06/16/23	424,000	$2.19	$1.50

The per share values at each such grant date, which we applied to determine the per share estimated fair value of the respective awards for accounting purposes, were based upon the calculations described above used to determine the fair value of our Common Stock as of each grant date.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three or six months ended June 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

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

Lipella Pharmaceuticals Inc.

Date: August 14, 2023	By:	/s/ Jonathan Kaufman
Jonathan Kaufman
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Douglas Johnston
Douglas Johnston
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)