Form 10-Q
period 2023-09-30
LIPELLA PHARMACEUTICALS INC.
filed 2023-11-14
CIK 1347242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023, or

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
(412) 901-0315
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	LIPO	The Nasdaq Stock Market LLC

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

As of November 12, 2023, there were 5,803,945 shares of common stock, par value $0.0001 per share, of the registrant outstanding.

Lipella Pharmaceuticals Inc.

Form 10-Q

September 30, 2023

Table of Contents

		Page
Part I	FINANCIAL INFORMATION	1

Item 1	Financial Statements.	1

	Condensed Balance Sheets as of the Three Months Ended September 30, 2023 (Unaudited) and December 31, 2022	1

	Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022	2

	Condensed Statements of Changes in Stockholders' Equity (Deficit) (Unaudited) for the Three and Nine Months Ended September 30, 2023 (Unaudited) and 2022	3

	Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2023 (Unaudited) and 2022	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25

Item 4.	Controls and Procedures.	25

Part II.	OTHER INFORMATION	27

Item 1.	Legal Proceedings.	27

Item 1A.	Risk Factors.	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults upon Senior Securities.	27

Item 4.	Mine Safety Disclosures.	27

Item 5.	Other Information.	28

Item 6.	Exhibits.	28

	Signatures	29

References in this Quarterly Report on Form 10-Q to the “Company,” “Lipella,” “we,” “us,” or “our” mean Lipella Pharmaceuticals Inc. unless otherwise expressly stated or the context indicates otherwise.

 i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Lipella Pharmaceuticals Inc.

CONDENSED BALANCE SHEETS

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$2,409,847	$5,121,743
Grants receivable	53,140	113,655
Prepaid expenses	208,080	563,891
Total Current Assets	2,671,067	5,799,289
Property and Equipment
Furniture, fixtures and equipment	140,293	125,859
Furniture, fixtures and equipment (Accumulated Depreciation)	(126,821)	(125,859)
Furniture and fixtures, net	13,472	-
Other Assets
Operating lease right of use asset	156,406	$150,821
Total Other Assets	156,406	$150,821
Total Assets	$2,840,945	$5,950,110
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$303,052	$384,357
Accrued expenses	76,075	389,209
Operating lease liability	87,272	58,262
Payroll liability	82,331	67,832
Notes payable, current	-	25,000
Related party loan	-	250,000
Related party interest	-	3,596
Total Current Liabilities	548,730	1,178,256
Operating lease liability, net of current portion	70,484	96,258
Related party interest, net of current portion	-	-
Related party loan, net of current portion	-	-
Total Liabilities	$619,214	$1,274,514
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; -0- shares issued and outstanding at September 30, 2023 and December 31, 2022	$-	$-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 5,803,945 shares issued and outstanding at September 30, 2023 and 5,743,945 shares issued and outstanding at December 31, 2022	580	574
Additional paid-in capital	11,856,110	10,379,900
Accumulated deficit	(9,634,959)	(5,704,878)
Total stockholders’ equity	2,221,731	4,675,596
Total liabilities and stockholders' equity	$2,840,945	$5,950,110

On December 19, 2022, we effected a 2.5 for 1 reverse stock split (the “Stock Split”) of all outstanding shares of our common stock, $0.0001 par value per share (“Common Stock”) . All per share amounts have been retroactively adjusted to reflect the effects of the Stock Split. See Note 11 for   more information. The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Grant revenues	$104,051	$-	$328,775	$33,149
Total revenues	104,051	-	328,775	33,149

Cost and expenses
Research and development	833,260	650,954	2,584,636	2,069,574
General and administrative	627,518	61,688	1,760,498	194,025
Total costs and expenses	1,460,778	712,642	4,345,134	2,263,599
Loss from operations	(1,356,727)	(712,642)	(4,016,359)	(2,230,450)

Other income (expense)
Other income	-	-	-	(45)
Interest income	33,157	501	97,126	1,636
Interest expense related party	-	(1,653)	(10,848)	(4,908)
Total other income (expense)	33,157	(1,152)	86,278	(3,317)
Loss before income taxes	(1,323,570)	(713,794)	(3,930,081)	(2,233,767)
Provision for income taxes	-	-	-	-
Net Loss	$(1,323,570)	$(713,794)	$(3,930,081)	$(2,233,767)

Loss per share of Common Stock
Basic	(0.23)	(0.17)	(0.68)	(0.57)
Dilutive	(0.23)	(0.17)	(0.68)	(0.57)

Weighted average of shares of Common Stock outstanding:
Basic	5,753,728	4,105,820	5,747,242	3,947,233
Dilutive	5,753,728	4,105,820	5,747,242	3,947,233

All per share amounts have been retroactively adjusted to reflect the effects of the Stock Split. See Note 11 for more information. The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Convertible				Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balances, December 31, 2021	1,592,447	$159	3,866,625	$387	$4,530,193	$(3,107,187)	$1,423,552
Net loss	-	-	-	-	-	(737,950)	(737,950)
Issuance of stock options	-	-	-	-	235,148	-	235,148
Balances, March 31, 2022	1,592,447	159	3,866,625	387	4,765,341	(3,845,137)	920,750
Net loss	-	-	-	-	-	(782,024)	(782,024)
Issuance of stock options	-	-	-	-	213,489	-	213,489
Balances, June 30, 2022	1,592,447	159	3,866,625	387	4,978,830	(4,627,161)	352,215
Net loss						(713,794)	(713,794)
Issuance of stock options					298,759		298,759
Conversion of Series A preferred stock to Common Stock	(821,118)	(82)	328,447	33	49		-
Balances, September 30, 2022	771,329	77	4,195,072	420	5,277,638	(5,340,955)	(62,820)

Balances, December 31, 2022	-	-	5,743,945	574	10,379,900	(5,704,878)	4,675,596
Net loss	-	-	-	-	-	(1,067,825)	(1,067,825)
Issuance of stock options	-	-	-	-	208,639	-	208,639
Balances, March 31, 2023	-	-	5,743,945	574	10,588,539	(6,772,703)	3,816,410
Net loss	-	-	-	-	-	(1,538,686)	(1,538,686)
Issuance of stock options	-	-	-	-	847,618	-	847,618
Balances, June 30, 2023	-	-	5,743,945	574	11,436,157	(8,311,389)	3,125,342
Net loss	-	-	-	-	-	(1,323,570)	(1,323,570)
Issuance of stock options	-	-	-	-	298,759	-	298,759
Shares issued for services	-	-	60,000	6	121,194	-	121,200
Balances, September 30, 2023	-	$-	5,803,945	$580	$11,856,110	$(9,634,959)	$2,221,731

All per share amounts have been retroactively adjusted to reflect the effects of the Stock Split. See Note 11 for more information. The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(3,930,081)	$(2,233,767)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	962	-
Shares issued for services	121,200	-
Non-cash stock option expense	1,355,016	747,396
Interest expense related party net (non-cash)	-	4,908
Changes in operating assets and liabilities:
Operating right of use asset	(2,348)	572
Grants receivable	60,515	-
Prepaid expense	355,811	(500,668)
Accounts payable	(81,305)	305,458
Accrued expenses	(316,730)	46,179
Payroll liability	14,498	30,320
Net cash used in operating activities	(2,422,462)	(1,599,602)
Cash flow from investing activities:
Purchase or sale of marketable securities	-	300,546
Purchase of Property, plant, and equipment	(14,434)	-
Net cash used in/provided by investing activities	(14,434)	300,546
Cash flow from financing activities:
Repayment of notes payable, related party	(250,000)	-
Repayment of notes payable	(25,000)	-
Net cash used in financing activities	(275,000)	-
Net decrease in cash, cash equivalents	(2,711,896)	(1,299,056)
Cash, and cash equivalents at beginning of period	5,121,743	1,413,828
Cash, and cash equivalents at end of period	$2,409,847	$114,772

Supplemental disclosure of cash flow information:
Interest Paid	$11,358	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Nature of Business

Lipella Pharmaceuticals Inc. (the “Company”) is focused on the development of drugs, diagnostics, and medical devices. Our operations consist of research, preclinical development and clinical development activities, and our most advanced program is in Phase 2a clinical development. Since our inception in 2005, we have historically financed our operations through a combination of federal grant revenue, licensing revenue, manufacturing revenue, as well as equity and debt financing. The Company is located in Pittsburgh, Pennsylvania. On December 19, 2022, we effected the Stock Split. The Company’s outstanding share and per share amounts in these condensed financial statements have been adjusted to give effect to the Stock Split, for all periods presented. For more information, see Note 11 - Common Stock.

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

The Company’s net loss for the nine months ended September 30, 2023 and fiscal year ended December 31, 2022 was ($3,930,081) and ($2,597,692), respectively. Since inception, the Company has incurred historical losses and has an accumulated deficit of ($9,634,959) at September 30, 2023 and ($5,704,878) at December 31, 2022, respectively. At September 30, 2023, the Company had available cash and cash equivalents of $2,409,847 and net working capital of $2,122,337. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to: research, development of product candidates, conducting preclinical studies and clinical trials, and administrative organization. These funds, and our funds available under existing government contracts, may not be sufficient to enable us to meet our obligations as they come due at least for the next twelve months from the issuance date of these financial statements.

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

Note 3. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023. There have been no material changes to the significant accounting policies during the three-month and nine-month periods ended September 30, 2023, except for items mentioned below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

Adoption of New Accounting Pronouncements

During the three months and nine months ended September 30, 2023 and 2022, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements will have a material impact on the Company’s condensed consolidated financial statements.

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

Concentration of Credit Risk

The Company’s grant revenues and grant receivables are from the National Institute of Health (the “NIH”). The NIH is an agency of the United States Department of Health & Human Services, and the Company believes amounts are fully collectible from this agency. Contract revenues were $328,775 for the nine months ended September 30, 2023, and $104,051 for the three months ended September 30, 2023.

Earnings Per Share

Basic net loss per share of Common Stock is computed by dividing the net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive Common Stock equivalents, consisting of stock options and warrants. Diluted net loss per share of Common Stock for the nine months ended September 30, 2023 and 2022 is the same as basic net loss per share, as the Common Stock equivalents were anti-dilutive due to the net loss.

Due to the Stock Split, the shares outstanding at September 30, 2022 have been retroactively adjusted, reducing them from 10,457,680 to 4,195,072. This had a corresponding increase in the loss per share of Common Stock from $0.23 to $0.57 per share for the nine months ended September 30, 2022, and from $0.07 to $0.17 per share for the three months ended September 30, 2022.

At September 30, 2023 and 2022, the Common Stock equivalent shares were, as follows:

	September 30,
	2023	2022
Shares of Common Stock issuable under equity incentive plans outstanding	2,453,000	2,054,000
Shares of Common Stock issuable upon exercise of warrants	143,994	143,994
Shares of Common Stock issuable upon conversion of Series A Preferred Stock	—	308,532
Common Stock equivalent shares excluded from diluted net loss per share	2,596,994	2,506,526

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

At September 30, 2023 and December 31, 2022, the Company’s financial instruments consist primarily of: cash and cash equivalents, accounts payable and accrued liabilities. For cash equivalents, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of September 30, 2023 and December 31, 2022 were considered representative of their fair values due to their short term to maturity.

The Company held no marketable securities or cash equivalents at December 31, 2022, and no marketable securities at September 30, 2023. For cash equivalents at September 30, 2023 the fair value input levels are summarized below:

September 30, 2023	Level 1	Level 2	Level 3	Total
Cash Equivalents (maturity less than 90 days)
Commercial Paper	$—	—	—	$—
U.S. Government	—	—	—	—
Money market funds	2,086,035	—	—	2,086,035
Total Cash equivalents	2,086,035			2,086,035

Marketable Securities	—	—	—	—
Total Cash Equivalents and Marketable Securities	$2,086,035	$—	$—	$2,086,035

Note 5. Prepaid Expenses

At September 30, 2023, prepaid expenses consisted primarily of prepaid insurance of $93,776   prepaid costs of issuance of $38,156, and $76,149 in other prepaid expenses. At December 31, 2022, prepaid expenses consisted of $433,891 of prepaid insurance, and $130,000 of prepaid investor relations and advisory services.

Note 6. Accrued Expenses

At September 30, 2023 accrued expenses were $76,075, consisting of $19,575 of accrued clinical expenses, and $56,500 in unbilled professional services expenses. At December 31, 2022, the $389,209 of accrued expenses consisted of $224,871 in accrued professional expenses, and $164,338 in accrued clinical expenses.

Note 7. Notes Payable – Related Party

At December 31, 2022, there was a $250,000 note outstanding, payable to Dr. Jonathan Kaufman, the Company’s Chief Executive Officer. The note payable was due within one year and was issued by the Company in exchange for cash contributions made by Dr. Kaufman to the Company. The note and accrued interest were paid in full in June of 2023.

Origination	Original Principal	Current Principal	Rate	Maturity	Accrued Interest - Related Party December 31, 2022	Accrued Interest - Related Party September 30, 2023	Category
November 1, 2022	$250,000	$-	8.75%	06/30/23	$3,596	$—	Paid in full

Note 8. Letter of Credit

The Company has a letter of credit with a bank for an aggregate available borrowing of $50,000 due upon demand. The letter of credit is collateralized by substantially all of the Company’s assets and personally guaranteed by Dr. Jonathan Kaufman, the Company’s Chief Executive Officer. The outstanding advances under the line of credit bear interest at the lending bank’s prime rate plus 3.10%. In February 2023, the Company repaid all amounts outstanding under the letter of credit. The outstanding balance was $0 and $25,000 at September 30, 2023 and December 31, 2022, respectively.

Note 9. Stock Options

The Company previously had two incentive plans in effect pursuant to which incentive stock options and nonqualified stock options were issued. The maximum number of shares Common Stock that may be issued upon exercise of such outstanding options as of September 30, 2023 was 2,453,000 shares. This number comprises 1,078,000 unexpired options issued and outstanding granted under the Company’s expired 2008 Stock Incentive Plan and 1,375,000 options issued and outstanding granted under the Company’s Amended and Restated Stock Incentive Plan, which was originally adopted in 2020 and amended and restated in 2022 (the “2020 Plan”), which is the only Company incentive plan currently in effect. Incentive stock options granted under the 2020 Plan are granted with an exercise price determined by the Company’s board of directors (the “Board”) or the Board’s compensation committee (the “Compensation Committee”). Unless otherwise provided for by the Board or the Compensation Committee, vesting of options granted under the 2020 Plan terminates once the optionee is no longer affiliated with the Company, subject to certain exceptions. Such options generally expire ten years from the date of the grant (five years in the case of incentive stock options granted to holders of over 10% of Common Stock). Stock options are granted under the 2020 Plan with an exercise price not less than the fair market value of the underlying Common Stock on the date of the grant and incentive stock options granted to holders of over 10% of Common Stock are granted with an exercise price not less than 110% of such fair market value on such grant date. Unless otherwise specified by the Board or the Compensation Committee, all grants under the 2020 Plan vest fully over a three-year period, provided that the employee continues to be employed, subject to certain exceptions. If an employee leaves the Company prior to the full vesting of such option awards, then the remaining unvested portion is considered forfeited, and the earlier recognition of the unvested shares is reversed during the period of forfeiture. As of September 30, 2023 and December 31, 2022 there was $507,398 and $1,222,500, respectively, of unrecognized compensation costs related to non-vested share-based compensation arrangements granted to be recognized over the weighted average period of approximately 18 months.

The Company recognized $298,759 of compensation costs related to stock option vesting for both the three months ended September 30, 2023 and the three months ended September 30, 2022. The Company recognized $1,355,016 and $747,396 of compensation costs related to stock option vesting for the nine months ended September 30, 2023 and 2022, respectively.

The following is an analysis of options to purchase shares of Common Stock issued and outstanding as of September 30, 2023 and December 31, 2022:

	Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Term (in Years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2021	2,044,000	2.82	6.61	4,446,667
Granted	10,000	5.00	9.16
Expired	—
Cancelled	—
Exercised	—
Outstanding as of December 31, 2022	2,054,000	2.84	5.51	605,687
Granted	—
Expired	—
Cancelled	—
Exercised	—
Outstanding as of March 31, 2023	2,054,000	2.84	5.26	$—
Granted	424,000	2.19	9.96
Expired	—
Cancelled	—
Exercised	—
Outstanding as of June 30, 2023	2,478,000	2.72	5.86	$—
Granted	—
Expired	—
Cancelled	(25,000)	2.19
Exercised	—
Outstanding as of September 30, 2023	2,453,000	2.73	5.56	$—
Vested as of September 30, 2023	2,190,667
Exercisable as of September 30, 2023	2,190,667
Exercisable as of December 31, 2022	1,619,333

A summary of status of the Company’s non-vested stock options (exercisable for shares of Common Stock on a one-to-one basis) as of, and changes during, the nine months ended September 30, 2023 and 2022 is presented below:

	Number of Stock Options	Weighted- Average Fair Value Grant Date
Nonvested at December 31, 2021	688,667	$2.82
Granted	10,000	$2.84
Vested	(264,000)	$2.83
Expired	—	$0.00
Nonvested at September 30, 2022	434,667	$2.82

Nonvested at December 31, 2022	434,667	$2.82
Granted	424,000	2.19
Vested	(678,000)	2.36
Expired	—	—
Nonvested at September 30, 2023	180,667	$2.81

In the nine months ended September 30, 2023 and 2022, the Company granted options as presented below.

Stock Option Grants - On March 1, 2022, the Company issued 10,000 stock options at a $5.00 strike price, vesting immediately upon issuance.

On June 16, 2023, the Company issued 424,000 stock options at a $2.19 strike price, vesting immediately upon issuance.

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2023 and 2022 using the Black-Scholes option-pricing model are as follows:

Nine months ended September 30:	2023	2022
Weighted-average fair value of options granted	$1.50	1.14
Expected volatility	83.47%	75%
Expected life (in years)	5.04	10
Risk-free interest rate (range)	3.99%	2.31%
Expected dividend yield	$—	—

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

The Series A Stock is convertible into Common Stock on a one-to-one basis. In the event of the liquidation or dissolution of the Company, the holders of the Series A Stock are entitled to receive $0.60 per share, representing a liquidation preference of $0 as of September 30, 2023 and December 31, 2022. The Series A Stock is not entitled to dividends, and is not considered “participating” preferred, meaning converted securities are not entitled to a liquidation preference, and if a liquidation preference has been taken, the associated security interest is dissolved. Prior to the completion of our initial public offering, all of the Series A Stock would have automatically converted into Common Stock upon any one of the following three conditions: a public offering of at least $7,000,000 of gross proceeds, the optional conversion of at least 80% of issued shares of Series A Stock, or the consent of holders of a majority of the Series A Stock. The shares of Series A Stock have anti-dilution protection that became effective upon the issuance of Common Stock (or securities convertible into Common Stock) at a price below $0.60 per share.

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

In the year ended December 31, 2022, all 1,592,447 outstanding shares of Series A Stock were converted to Common Stock on a 1:1 basis. After the effect of the Stock Split, this conversion resulted in 636,979 shares of Common Stock. There were no shares of Series A Stock outstanding at December 31, 2022 or September 30, 2023.

Note 11. Common Stock

The Charter authorizes the issuance of 200,000,000 shares of Common Stock. On December 19, 2022, the Company effected the Stock Split, at a 2.5 for 1 ratio for all shares of Common Stock outstanding. The Company’s outstanding share and per share amounts in these unaudited condensed financial statements have been adjusted to give effect to the Stock Split, for all periods presented. There were 5,803,945 shares of Common Stock outstanding as of September 30, 2023 and 5,743,945 shares outstanding as of December 31, 2022.

During the year ended December 31, 2022, the Company issued 22,950 shares of Common Stock in forgiveness of two related party notes. The aggregate principal and interest of the notes was $138,810. On December 22, 2022, we completed an initial public offering (“IPO”) and listing on the Nasdaq Capital Market (“Nasdaq”) of our Common Stock at a price to the public of $5.75 per share, which resulted in the issuance of an additional 1,217,391 shares of Common Stock. The aggregate net proceeds from the IPO were approximately $5,000,000 after deducting underwriting discounts and commissions of $630,000 and offering expenses of approximately $1,160,000. During the nine months ended September 30, 2023, the Company issued 60,000 shares of Common Stock in exchange for services rendered by a third party.

The Common Stock is subject to and qualified by the rights of the Series A Stock. Upon the dissolution or liquidation of the Company, the holders of Common Stock will be entitled to receive all assets of the Company available for distribution to its stockholders, subject to any preferential rights of any then outstanding Series A Stock.

Note 12. Warrants

No warrants were issued in the nine months ended September 30, 2023, or the year ended December 31, 2022. In the year ended December 31, 2021, in connection with the issuance of shares of Common Stock, 143,994 warrants exercisable into an equal number of shares of Common Stock were issued. The warrants have a 5-year term and an exercise price of $5.00 per share (after giving effect to the Stock Split), and were recorded as equity- classified warrants. The Company had no warrant liabilities at September 30, 2023 or December 31, 2022.

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

The Company entered into a lease agreement beginning July 1, 2020, for the Company’s principal headquarters on the fifth floor of 7800 Susquehanna Street, Pittsburgh, Pennsylvania, which includes office space and sterile manufacturing operations (the “Lease”). The Lease has a five-year term and includes an option for renewal, which is not reasonably certain and is excluded from the right of use calculation. On July 26, 2023, the Company entered a second lease for additional space on the fourth floor of the same building (the “Fourth Floor Lease,” and together with the Lease, the “Leases”), commencing August 1, 2023 and co-terminating with the existing Lease on June 30, 2025. Future minimum rent payments under the Leases as of September 30, 2023 are as follows:

Year ending
2023 (three months remaining)	$23,628
2024	$95,537
2025	$48,280
Total minimum lease payments	$167,445
Less: amount representing interest	$(9,689)
Present value of minimum lease payments	$157,756

The Lease is accounted for as a ROU and liability. As of September 30, 2023, the Company has $156,406 of an operating lease ROU asset, and $87,272 and 70,484 of current and non-current lease liabilities, respectively, recorded on the balance sheets. As of December 31, 2022 the Company had an ROU asset of $150,821, and current and non-current operating lease liabilities of $58,262 and $96,258 respectively. The lease expense for the three months ended September 30, 2023 and September 30, 2022 was $20,648 and $16,391, respectively. The lease expense for the nine months ended September 30, 2023 and September 30, 2022 was $53,385 and $49,105, respectively. Cash paid for the amounts included in the measurement of lease liabilities for the three months ended September 30, 2023 and September 30, 2022 was $21,331 and $16,402, respectively, and for the nine months ended September 30, 2023 and 2022 was $54,135 and $48,533 respectively. The payments are included in the operating activities in the accompanying statement of cash flows. The discount rates used for our right-of-use leases range from 6.25% to 7.25%.

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

Engagements

In February 2022, the Company entered into an agreement with an advisor to assist with potential transactions. The Company paid $10,000 per month for the first four months of the agreement’s term. The agreement, which was terminated in June 2022, included a surviving success fee, such that in the event of a successful transaction occurring prior to September 2023, required the Company to make a payment equal to the greater of (a) five percent of the transaction value and (b) $500,000. For the nine months ended September 30, 2023, and September 30, 2022, the Company has recorded $0 and $40,000 respectively, in general and administrative expense related to this commitment, and $0 of expense recorded for the three months ended September 30, 2023 and September 30, 2022. We have not recorded any additional liabilities related to the surviving success fee clause as of the balance sheet dates.

Note 14. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2023 and 2022 was $0, resulting in an effective income tax rate of 0% for each period. The Company’s effective tax rate for the three and nine months ended September 30, 2023 and 2022 is primarily due to the full valuation allowance against the Company’s net deferred tax assets.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be utilized. Because of our cumulative losses, substantially all of the deferred tax assets have been fully offset by a valuation allowance as of September 30, 2023 and December 31, 2022. We have not paid income taxes for the year ended December 31, 2022.

The Company’s 2018 through 2022 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes and the Commonwealth of Pennsylvania   for state tax purposes.

Note 15. Subsequent Events

Subsequent events have been evaluated through the date on which the unaudited condensed financial statements were issued.

October Private Placement

On October 23, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “Private Placement”) of pre-funded common stock purchase warrants (“Pre-Funded Warrants”) to purchase up to 1,315,790 shares of Common Stock, with an exercise price of $0.001 per share, and common stock purchase warrants (the “Warrants”) to purchase up to 1,315,790 shares of Common Stock, with an exercise price of $1.40 per share. The gross proceeds to the Company from the Private Placement were approximately $2.0 million, before deducting placement agent fees and expenses and offering expenses payable by the Company. The Warrants and the Pre-Funded Warrants are immediately exercisable for three years from issuance and are subject to 4.99% and 9.99% beneficial ownership limitations (as applicable). The combined purchase price for one Pre-Funded Warrant and one accompanying Warrant was $1,519. The closing of the Private Placement contemplated by the Purchase Agreement occurred on October 25, 2023. Pursuant to the Purchase Agreement (and subject to certain exceptions), (i) for a period of 45 days following the Effective Date (as such term is defined in the Purchase Agreement), the Company agreed not to enter into any agreement to issue or announce the issuance of any shares of Common Stock or Common Stock Equivalents (as such term is defined in the Purchase Agreement), and (ii) for a period of one year from the Effective Date, the Company agreed not to issue certain securities if the issuance would constitute a Variable Rate Transaction (as such term is defined in the Purchase Agreement); provided, however, beginning 45 days after the Effective Date, the Company may issue certain securities pursuant to an equity line of credit or an “at-the-market” facility with H.C. Wainwright & Co., LLC (“Wainwright”).

On November 1, 2023, the Company filed a registration statement (the “November 2023 Registration Statement”) with the SEC and registered the resale of the shares of Common Stock underlying the Pre-Funded Warrants, the Warrants, and the Placement Agent Warrants (as defined below), which was declared effective by the SEC on November 8, 2023.

Wainwright acted as the Company’s exclusive placement agent in connection with the Private Placement, pursuant to that certain engagement letter, dated as of October 20, 2023, as amended, between the Company and Wainwright (the “Engagement Letter”). Pursuant to the Engagement Letter, the Company paid Wainwright (i) a cash fee equal to 7.5% of the aggregate gross proceeds of the Private Placement, (ii) a management fee of 1.0% of the aggregate gross proceeds of the Private Placement, and (iii) a non-accountable expense allowance of $50,000. In addition, the Company issued to Wainwright or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 98,684 shares of Common Stock, which represents 7.5% of the aggregate number of shares of Common Stock underlying the Pre-Funded Warrants sold in the Private Placement, at an exercise price equal to $1.90 per share. The Placement Agent Warrants are exercisable at issuance and for a term of three years from the date of issuance. Pursuant to the Engagement Letter, the Company further (i) granted the Placement Agent tail financing rights for twelve (12) months following the expiration or termination of the Engagement Letter, and (ii) a right of first refusal to act as the Company’s exclusive financial advisor, sole book-runner and/or sole placement agent for a period of twelve (12) months following the consummation of the Private Placement. In addition, pursuant to the Engagement Letter, upon any exercise for cash of the Warrants, the Company is required to pay Wainwright (i) a cash fee of 7.5% of the aggregate exercise price paid in cash and (ii) a management fee of 1.0% of the aggregate exercise price paid in cash, and further, issue to Wainwright (or its designees) warrants to purchase shares of Common Stock equal to 7.5% of the aggregate number of shares of Common Stock underlying the Warrants that have been exercised having the same terms as the Placement Agent Warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2023 should be read together with our unaudited condensed financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (this “Form 10-Q”), as well as the audited financial statements, the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 contained in our Annual Report on Form 10-K for the year ended December 31, 2022, that was filed with the SEC on March 31, 2023 (our “Annual Report”), and all risk factors disclosed herein and therein. Such discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information relating to our business that reflect our management’s current views, expectations and assumptions concerning our business, strategies, products, future results and events and financial performance, which are subject to risks and uncertainties that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements or that our underlying assumptions will prove to be correct. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any such forward-looking statement to reflect any change in our expectations with regard thereto or to conform such forward-looking statements to actual results. Statements made in this Form 10-Q, other than statements of historical fact, addressing operating performance, events, or developments which our management expects or anticipates will or may occur in the future, and also statements related to expected or anticipated growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and other non-historical information, are forward-looking statements. In particular, the words “may,” “will,” “expects,” “anticipates,” “aims,” “potential,” “future,” “intends,” “plans,” believes,” “estimates,” “continue,” “likely to,” and variations of such words and similar expressions identify forward-looking statements, but such words are not the exclusive means of identifying such forward-looking statements, and their absence does not necessarily mean that such statement is not forward-looking.

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

In a second program, we are developing a product candidate, which we have designated LP-310 and which employs a formulation similar to LP-10, for the treatment of oral lichen planus (“OLP”). OLP is a chronic, T-cell-mediated, autoimmune oral mucosal disease, and LP-310 contains tacrolimus which inhibits T-lymphocyte activation. Symptoms of OLP include painful burning sensations, bleeding and irritation with tooth brushing, painful, thickened patches on the tongue, and discomfort when speaking, chewing or swallowing. These symptoms frequently cause weight loss, nutritional deficiency, anxiety, depression, and scarring from erosive lesions. OLP can also be a precursor to cancer, predominately squamous cell carcinoma, with a malignant transformation rate of approximately one percent. LP-310 is the development name of our oral, liposomal formulation of tacrolimus (the same approved generic active agent in LP-10) specifically optimized for local delivery to oral mucosa. We believe that our approach of using metastable liposomal tacrolimus as a treatment for OLP is novel. To date, upon review of relevant FDA public data resources on approved drugs and biologics, we are not aware of any other liposomal products developed to treat such disease. We have completed a pre-investigational new drug meeting with the FDA, and on October 17, 2023, the FDA approved an Investigational New Drug (“IND”) application for a multi-center, phase-2a, dose-escalation clinical trial to assess the safety and efficacy of LP-310 in patients with symptomatic OLP. Subsequently, on November 9, 2023, we received “orphan drug designation” from the FDA for LP-310.

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

Recent Developments

FDA Approval of IND for OLP

We are developing a product candidate, which we have designated LP-310 and which employs a formulation similar to LP-10, for the treatment of oral lichen planus (“OLP”). On October 17, 2023, we received FDA IND approval for a 12-subject, multicenter, phase-2a clinical trial of OLP with a dose escalation design. Subsequently, on November 9, 2023, we received “orphan drug designation” from the FDA for LP-310.

Securities Purchase Agreement

On October 23, 2023, the Company entered into the Purchase Agreement with an institutional investor for the Private Placement of Pre-Funded Warrants and Warrants, which closed on October 25, 2023. The gross proceeds to the Company from the Private Placement were approximately $2.0 million, before deducting placement agent fees and expenses and offering expenses payable by the Company. The Company intends to use the net proceeds received from the Private Placement for working capital and for general corporate purposes. The Warrants and Pre-Funded Warrants are immediately exercisable for three years from issuance and are subject to 4.99% and 9.99% beneficial ownership limitations (as applicable). The combined purchase price for one Pre-Funded Warrant and one accompanying Warrant was $1.519. Pursuant to the Purchase Agreement (and subject to certain exceptions), (i) for a period of 45 days following the Effective Date (as such term is defined in the Purchase Agreement), the Company agreed not to enter into any agreement to issue or announce the issuance of any shares of Common Stock or Common Stock Equivalents (as such term is defined in the Purchase Agreement), and (ii) for a period of one year from the Effective Date, the Company agreed not to issue certain securities if the issuance would constitute a Variable Rate Transaction (as such term is defined in the Purchase Agreement); provided, however, beginning 45 days after the Effective Date, the Company may issue certain securities pursuant to an equity line of credit or an “at-the-market” facility with Wainwright, which acted as the Company’s exclusive placement agent in connection with the Private Placement, receiving a cash fee equal to 7.5% of the aggregate gross proceeds of the Private Placement, (ii) a management fee of 1.0% of the aggregate gross proceeds of the Private Placement and (iii) a non-accountable expense allowance of $50,000.

In addition, the Company issued to Wainwright or its designees the Placement Agent Warrants, which are exercisable immediately for three years from issuance at $1.90 per share. Pursuant to the Engagement Letter, the Company further (i) granted the Placement Agent tail financing rights for twelve (12) months following the expiration or termination of the Engagement Letter, and (ii) a right of first refusal to act as exclusive financial advisor, sole book-runner and/or sole placement agent for a period of twelve (12) months following the consummation of the Private Placement. In addition, pursuant to the Engagement Letter, upon any exercise for cash of the Warrants, the Company is required to pay Wainwright (i) a cash fee of 7.5% of the aggregate exercise price paid in cash and (ii) a management fee of 1.0% of the aggregate exercise price paid in cash, and further, issue to Wainwright (or its designees) warrants to purchase shares of Common Stock equal to 7.5% of the aggregate number of shares of Common Stock underlying the Warrants that have been exercised having the same terms as the Placement Agent Warrants.

On November 1, 2023, the Company filed a registration statement with the SEC registering the resale of the shares of Common Stock underlying the Pre-Funded Warrants, the Warrants and the Placement Agent Warrants, which was declared effective by the SEC on November 8, 2023.

2023 Annual Meeting of Stockholders

On November 21, 2023, the Company plans to host its 2023 annual stockholders meeting. The Company filed its definitive proxy statement with the SEC on October 10, 2023, and such filing and related proxy materials are available online at https://lipella.com/investors/sec-filings/ as well as on the Company’s EDGAR page on the SEC’s website.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	For the three months ended
	September 30,		Increase
	2023	2022	(Decrease)
(in thousands)
Revenue	$104	—	$104
Operating expenses:
Research and development (“R&D”)	833	650	182
General and administrative	628	62	566
Total operating expenses	1,461	713	748
Loss from operations	(1,357)	(713)	(644)
Other income (expense)	33	(1)	34
Net loss	$(1,324)	$(714)	$(610)

Grants and Other Revenue

We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years. For the three months ended September 30, 2023, we recognized revenue from a grant awarded by the NIH in September of 2022 (the “2022 NIH Grant”), which was an award of an aggregate of $673,000. NIH approved an additional year of funding under the 2022 NIH Grant in June 2023, increasing the total funding provided under the 2022 NIH Grant to $1,353,000.

We recognize revenue from grants when the related costs are incurred and the right to payment is realized. For the three months ended September 30, 2023, we earned $104,000 in connection with the 2022 NIH Grant, recognized as revenue, compared with no revenue in the three months ended September 30, 2022. We expect to receive approximately $500,000 from the 2022 NIH Grant in total in the calendar year 2023. The increase in annual grant revenue from 2022 to 2023 is related to the award and the extension of the 2022 NIH Grant.

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

We expect that our R&D expenses will increase substantially in connection with our clinical development activities for our LP-10 and LP-310 programs. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of, or obtain regulatory approval for, any of our current or future product candidates. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the specific factors set forth in the section of our Annual Report titled “Risk Factors.” If any events described in the applicable risk factors included in the section of our Annual Report titled “Risk Factors” occur, then the costs and timing associated with the development of any of our product candidates could significantly change. We may never succeed in obtaining regulatory approval for, of commercialization of, LP-10, LP-310, or any of our other product candidates.

R&D expenses increased by approximately $182,000, from $651,000 for the three months ended September 30, 2022 to $833,000 for the three months ended September 30, 2023. The increase in R&D expenses was primarily attributable to an increase in outside services of $76,000 for lab work, toxicology studies, and grant writing advisors. Overhead related indirect costs increased $106,000.

General and Administrative Expenses

General and administrative expenses consist primarily of management and business consultants and other related costs, including stock-based compensation. General and administrative expenses also include board of directors’ expenses and professional fees for legal, patent, consulting, accounting, auditing, tax services and insurance costs.

General and administrative expenses were $628,000 for the three months ended September 30, 2023, compared to $62,000 for the three months ended September 30, 2022, an increase of $566,000. Outside services costs increased $270,000, consisting of Board of Directors’ compensation of $125,000, and $145,000 to investor relations and advisory firms. Insurance expense increased $101,000, related to the public company directors and officers insurance, legal costs increased by $200,000, and outside accounting services decreased by $10,000. Additionally, other personnel costs (including payroll taxes and benefits) increased by approximately $80,000. These increases were reduced by approximately $50,000 in costs allocated to R&D. Many of these cost increases in G&A were associated with the Company becoming a public reporting company, including the costs of additional personnel, accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Net Other Income (Expense)

Net other income for the three months ended September 30, 2023 was $33,000, as compared to a loss of $1,000 for the three months ended September 30, 2022. During the three months ended September 30, 2023, there was a $33,000 increase in interest income on the Company’s short term investment portfolio, due to a higher cash investment balance and more favorable rates compared to the same period in the prior year. Interest expense on related party notes decreased by $2,000 during the three months ended September 30, 2023, as the Company had no outstanding debt during such period, as compared to the same period for the prior year, when the Company had $75,000 of notes outstanding. See Note 7 of the notes to our unaudited condensed financial statements included in this Form 10-Q as well as Note 7 of the notes to our financial statements in our Annual Report for details of such related party notes and accrued interest at the respective periods.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the nine months ended
	September 30,		Increase
	2023	2022	(Decrease)
(in thousands)
Revenue	$329	33	296
Operating expenses:
R&D	2,585	2,070	515
General and administrative	1,760	194	1,566
Total operating expenses	4,345	2,264	2,082
Loss from operations	(4,016)	(2,233)	(1,786)
Other income (expense)	86	(3)	90
Net loss	$(3,930)	(2,236)	(1,696)

Grants and Other Revenue

For the nine months ended September 30, 2023, we earned $329,000 in connection with the 2022 NIH Grant, recognized as revenue. We received $33,000 in revenue for the nine months ended September 30, 2022, as the final installment under the previous series of grants awarded by the NIH in 2017 and 2018. We expect to recognize approximately $500,000 from the 2022 NIH Grant in total in the year 2023. The increase in annual grant revenue from 2022 to 2023 is related to the award and extension of the 2022 NIH Grant.

Operating Expenses

Research and Development Expenses

The following table summarizes our R&D expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the nine months ended
	September 30,		Increase
(in thousands)	2023	2022	(Decrease)

Direct R&D expenses for the LP-10 product candidate program:
Employee-related costs	$133	230	(97)
Employee stock option expense	220	179	41
Outsourced R&D	140	1	139
Facility-related costs	67	116	(49)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	448	254	194
Employee stock option expense	796	521	275
Outsourced R&D	534	664	(130)
Facility-related costs	247	105	142
Total research and development expenses	$2,585	2,070	515

R&D expenses increased by approximately $515,000, from $2,070,000 for the nine months ended September 30, 2022 to $2,585,000 for the nine months ended September 30, 2023. The increase in R&D expenses was primarily attributable to increases in stock option expense of $316,000, increased personnel costs (including employee benefits) of $97,000, overhead and facility related costs, including supplies, of $93,000, and legal patent expense of $23,000. These increases were partially offset by a reduction in outside services of $13,000 compared to the same period in the prior year.

General and Administrative Expenses

General and administrative expenses were $1,760,000 for the nine months ended September 30, 2023, compared to $194,000 for the three months ended September 30, 2022. General and administrative expenses increased by approximately $1,566,000, including an increase in outside services costs of $468,000, an increase in franchise tax, licensing, and filing fees of $36,000, an increase in legal and accounting services of $317,000, and an increase in insurance expense of $336,000. Additionally, stock option expense increased $292,000, which was related to options granted in June 2023, and other personnel costs (including payroll taxes, processing fees, 401(k) match, and benefits) increased by approximately $117,000.

Net Other Income (Expense)

Net other income for the nine months ended September 30, 2023 was $86,000, as compared to a loss of $3,000 for the nine months ended September 30, 2022. Net other income for the nine months ended September 30, 2023, primarily included (i) cash interest income, (ii) unrealized loss on investments and (iii) non-cash interest expense on related party notes. A higher cash investment balance and more favorable rates resulted in an increase of $95,000 in interest on short term investments in the nine months ended September 30, 2023 compared to the same period in the prior year. Interest expense on related party notes increased by $6,000 during the nine months ended September 30, 2023 due to a higher notes payable balance for a portion of the current period as compared to the nine months ended September 30, 2022. The related party notes were paid in full on June 30, 2023. See Note 7 of the notes to our unaudited condensed financial statements in this Form 10-Q as well as Note 7 of the notes to our financial statements in our Annual Report for details of such related party notes and accrued interest at the respective periods.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. Cash and cash equivalents totaled $2.4 million as of September 30, 2023. We consider all highly liquid investments that mature in 90 days or less when purchased to be cash equivalents.

We have incurred operating losses and experienced negative operating cash flows for the nine months ended September 30, 2023 and the year ended December 31, 2022, and we anticipate that we will continue to incur losses for the foreseeable future. Our net loss totaled $3,930,081 and $2,237,599 for the nine months ended September 30, 2023 and 2022, respectively, and $2,597,5692 for the year ended December 31, 2022.

From inception to date, we have funded our operations primarily through (i) private equity financings (from which we have raised an aggregate of approximately $11.0 million as of September 30, 2023, (ii) grants received from the U.S. government (from which we have received an aggregate of approximately $10.1 million, and (iii) the IPO (from which we raised net proceeds of approximately $5.0 million, after deducting underwriting discounts, commissions, and other offering expenses). Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances, and licensing arrangements.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	For the nine months ended
	September 30,
Dollars in thousands	2023	2022

Net cash (used) provided in operating activities	$(2,423)	(1,600)
Net cash (used) provided in investing activities	(14)	300
Net cash provided in financing activities	(275)	—
Net increase(decrease) in cash and cash equivalents	$(2,712)	(1,300)

Net Cash (Used) Provided in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was approximately $2,423,000. This comprised a net loss for the period of approximately $3,930,000, and decreased operating liabilities of $383,000, offset by decreases in the following assets: grants receivable of $60,000 and prepaid expenses (primarily insurance policies and consulting services) of $356,000. There were also and noncash adjustments to net loss of $1,355,000 in stock option expense and $122,000 in shares of Common Stock issued for services.

Net cash used in operating activities for the nine months ended September 30, 2022 was approximately $1,600,000. This comprised a net loss for the period of approximately $2,234,000, and increased prepaid expenses of $501,000 (primarily prepaid costs of issuance), partially offset by changes in operating assets and liabilities of $382,000 and noncash adjustments to net loss of $748,000 in stock option expense and $5,000 in non-cash interest expense.

Net Cash (Used) Provided in Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was $14,000, which was invested in laboratory equipment. For the nine months ended September 30, 2022, net cash provided by investing activities was $300,000, resulting from the sale of short-term, marketable securities.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 was $275,000. The cash was used to repay (i) a $25,000 line of credit, and (ii) a $250,000 related party note upon maturity. For the nine months ended September 30, 2022, there were no cash flows from financing activities.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operations and capital expenses through 2024. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Off-Balance Sheet Arrangements

We did not have during the nine months ended September 30, 2023, or the year ended December 31, 2022, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Contractual Obligations

We did not have during the nine months ended September 30, 2023 or the year ended December 31, 2022, and we do not currently have, any material contractual obligations, such as license agreements or similar arrangements, other than as described below and in the financial notes to our unaudited condensed financial statements included in this Form 10-Q and in our Annual Report.

Employment Agreements

We are party to employment agreements with each of Drs. Kaufman and Chancellor and Mr. Johnston, executive officers of the Company, the material terms of each of which are described in the section entitled “Executive Compensation – Executive Employment Agreements” of our Annual Report, which descriptions are supplemented by the disclosure of the August 2023 amendments to our agreements with Drs. Kaufman and Chancellor contained in our Current Report on Form 8-K filed with the SEC on August 8, 2023.

Lease Agreement

We are party to a lease agreement, dated June 1, 2019, with Bridgeway Development Corporation, as amended, for the lease of 2,690 square feet of office and lab and manufacturing space in Pittsburgh, Pennsylvania commencing on July 1, 2020. The current lease term expires on June 30, 2025 and we have the right to exercise a one-time option to extend the term of the lease for an additional five-year term. The annual base rent under the lease is approximately $66,000. On July 26, 2023, the Company entered into a second lease for additional space on the fourth floor of the same building (the “Fourth Floor Lease,” and together, the “Leases”), commencing August 1, 2023 and co-terminating with the existing Lease on June 30, 2025. Annual rent under the Fourth Floor Lease is approximately $28,000. See Note 13 of the notes to our unaudited condensed financial statements included in this Form 10-Q.

Service Agreements

We enter into service agreements in the normal course of business with CROs and for clinical trials, preclinical research studies and testing, manufacturing, and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. The expense we incurred pursuant to these agreements for the nine months ended September 30, 2023 was approximately $601,000, compared to approximately $583,000 for the nine months ended September 30, 2022, an increase of $17,000. This increase is primarily attributable to increases in expenses paid to service providers for oral toxicology LP-310 testing ($260,000), FDA and grant writing support expenses ($58,000), as well as expenses relating to our ongoing research and development work, partially offset by a decrease in costs related to our phase 2 clinical trials for LP-10 in 2022 of $369,000.

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

While our accounting policies are described in more detail in the notes to our financial statements included in our Annual Report, we believe the following accounting policies used in the preparation of our financial statements require the most significant judgments and estimates. See Note 3 of the notes to our financial statements in our Annual Report for a description of our other significant accounting policies.

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

With respect to stock options granted during the nine months ended September 30, 2023 and 2022, the following table sets forth by grant date, after giving effect to the Stock Split, the (i) number of shares of our Common Stock issuable upon exercise of such stock options, (ii) per share exercise price of such options and (iii) estimated fair value per share of our Common Stock on each such date. We did not grant any shares of restricted Common Stock during this period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three or nine months ended September 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On September 15, 2023, the Company issued 60,000 shares of Common Stock (the “September Shares”) to a consultant pursuant to that certain consulting services agreement, dated as of July 10, 2023 (the “Consulting Agreement”), as consideration for certain services provided to the Company pursuant to the Consulting Agreement. The September Shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

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

Lipella Pharmaceuticals Inc.

Date: November 13, 2023	By:	/s/ Jonathan Kaufman
Jonathan Kaufman
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Douglas Johnston
Douglas Johnston
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)