Form 10-K
period 2023-12-31
LIPELLA PHARMACEUTICALS INC.
filed 2024-02-27
CIK 1347242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 30, 2023 (the last business day of the second quarter of the registrant’s current fiscal year), was $9,608,436.

The registrant had 6,250,034 shares of its common stock outstanding as of February 23, 2024.

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

Forward-looking statements contained in this Report include, but are not limited to, statements about the following:

●	the initiation, timing, progress preclinical and clinical trials for other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

●	the timing, scope or results of regulatory filings and approvals for our product candidates, including timing of final U.S. Food and Drug Administration (“FDA”) marketing and other regulatory approvals of our lead product candidate, LP-10; and our other product candidates, including, but not limited to, LP-310;

●	our ability to achieve certain accelerated or “orphan drug” designations from the FDA;

●	our estimates regarding the potential market opportunity for LP-10 or any of our other product candidates;

●	our research and development programs for our product candidates;

●	our plans and ability to successfully develop and commercialize LP-10 or any of our other product candidates;

●	our ability to identify and develop new product candidates;

●	our ability to identify, recruit and retain key personnel;

●	our commercialization, marketing and manufacturing capabilities and strategy;

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	the scalability and commercial viability of our proprietary manufacturing methods and processes;

●	the rate and degree of market acceptance and clinical utility of our product candidates and gene therapy, in general;

●	our competitive position;

●	our intellectual property position and our ability to protect and enforce our intellectual property;

●	our financial performance;

●	developments and projections relating to our competitors and our industry;

●	our ability to establish and maintain collaborations or obtain additional funding;

●	our estimates regarding expenses, future revenue, capital requirements and needs for or ability to obtain additional financing;

●	the impact of laws and regulations;

●	our expectations regarding the time during which an emerging growth company under the JOBS Act; and

i

●	the impact of global economic and political developments on our business, including high inflation and capital market disruptions, the Ukraine-Russia and Israel-Hamas wars, economic sanctions and economic slowdowns or recessions, including any that may result from such developments and public health concerns, which could harm our commercialization efforts as well as the value of our common stock and our ability to access capital markets.

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

ii

iii

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

Our Lead Product Candidates: LP-10, LP-310 and LP-410

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

LP-10 is the development name of our reformulation of tacrolimus (an approved generic active agent) specifically optimized for topical deposition to the internal surface of the urinary bladder lumen using a proprietary drug delivery platform that we have developed and that we refer to as our metastable liposome drug delivery platform (our “Platform”). We are developing LP-10 and our Platform to be, to our knowledge, the first drug candidate and drug delivery technology that could be successful in treating cancer survivors who acquire HC. Our first issued U.S. patent covering LP-10 expires July 11, 2035, unless extended for regulatory delay (up to 14 years), and our second issued U.S. patent covering the method of making LP-10 expires November 9, 2034, unless extended for regulatory delay. Our issued Australian patent covering LP-10 expires October 22, 2034. The Canadian patent, issued on August 23, 2022, expires October 22, 2034. The European patent, issued on June 7, 2023, expires October 22, 2034. We also have a corresponding patent application pending in the U.S. (U.S.S.N. 17/829,960). We also have a pending U.S. patent application on an improvement to the technology. We have received FDA “orphan drug” designation covering LP-10 and plan to apply for additional regulatory designations in the event we achieve qualifying results in the current phase 2a clinical trial for LP-10. Market data exclusivity may be available in the US and other jurisdictions in which regulatory approval is obtained for the Company’s product, regardless of patent status.

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

LP-310 is the development name of our oral, liposomal formulation of tacrolimus (the same approved generic active agent in LP-10) specifically optimized for local delivery to oral mucosa. We believe that our approach of using metastable liposomal tacrolimus as a treatment for OLP is novel. To date, upon review of relevant FDA public data resources on approved drugs and biologics, we are not aware of any other liposomal products developed to treat such disease. We have received investigational new drug (“IND”) approval from the FDA regarding LP-310 in the third quarter of 2023. Our issued U.S. and Australian patents covering LP-310 expire July 11, 2035, October 22, 2034 and October 22, 2034, respectively. The Canadian patent, issued on August 23, 2022, expires October 22, 2034. The European patent, issued on June 7, 2023, expires October 22, 2034. We also have a corresponding patent application pending in the U.S. (U.S.S.N. 17/829,960). We also have a pending U.S. patent application on an improvement to the technology. As noted above, patent term extensions may be available in Europe, Canada and the US for regulatory delay. Market data exclusivity is also applicable in many jurisdictions, regardless of patent status. Approval of a 505(b)(1) or 505(b)(2) application can result in five or three years of such exclusivity, respectively. Additional exclusivity may also be available for our products that receive “orphan drug” designations.

In a third program, Lipella is also developing an oral, liposomal formulation of tacrolimus, LP-410, for the treatment of oral graft-versus-host disease (“GVHD”). LP-410 is an oral rinse, similar to LP-310, but will have a different containment system. Hematopoietic cell transplantation (“HCT”) is used to treat a wide range of malignancies, hematologic and immune deficiency states, and autoimmune diseases. GVHD is a clinical syndrome where donor-derived immunocompetent T-cells react against patient tissues directly or through exaggerated inflammatory responses following HCT. Oral GVHD is a rare and serious disease, with a prevalence of approximately 30,000 patients in the US annually in 2023 (Bachier et al., 2019; Bachier et al., 2021, Orphanet 2023). GVHD remains a major cause of morbidity and mortality with patients who undergo HCT treatment, with chronic GVHD being the leading cause of non-malignant fatality for such patients who receive such HCT treatments.

Topical and local management of symptomatic oral GVHD can reduce oral symptoms that can interfere with oral function and quality of life and can reduce the need for more intensive immunosuppressive systemic therapies. However, there is currently no FDA approved local drug treatment of oral GVHD (Martini et al., 2022).

Lipella has developed LP-410 for the topical delivery directly to the mouth surface. LP-410 targets the underlying mechanisms of oral GVHD, potentially providing a safe and effective treatment option for affected individuals. Lipella received orphan designation approval, on November 11, 2023, for tacrolimus for the treatment of oral GVHD. An IND application for LP-410’s treatment of oral GVHD was submitted to the FDA on January 30, 2024.

Our Metastable Liposome Drug Delivery Platform

We have developed a proprietary technology, referred to as our Platform, which is optimized for local hydrophobic drug delivery to body cavities having endothelial surfaces. Our process employs liposomal technology protected by issued patents in the United States, Australia, and Canada. We also have a corresponding patent application pending in the U.S. (U.S.S.N. 17/829,960) and a corresponding European Patent, issued on June 7, 2023. This technology involves direct drug delivery to the urinary bladder mucosa, and, we believe, has the potential to improve efficacy (by increasing drug concentration at the site of injury) and to reduce the possibility of side effects (by reducing the drug’s exposure to unrelated organs). The first body-cavity application for which we intend to utilize our Platform is the urinary bladder, which has been designed to deliver LP-10. We are also developing an oral cavity product for the treatment of OLP and oral GVHD using our Platform (liposomal-tacrolimus). We are continuing to research and develop products for additional body cavities, including the anal-rectal cavity (radiation proctitis) and the esophagus (eosinophilic esophagitis). We have a pending U.S. patent application on a new embodiment of this technology.

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

The following table summarizes our therapeutic candidate pipeline and discovery research programs:

Figure 1

Our Strengths

We believe we are uniquely positioned to employ liposome technology in the development of intravesical treatments for urinary bladder and oral indications due, in part, to our particular strengths, including:

●	our proprietary Platform, which we believe will allow us to develop a pipeline of products to treat urinary bladder diseases as well as diseases of other body cavities;
●	our clinical development strategy intended to maximize efficiencies by repurposing existing therapeutics for new proprietary indications and formulations;
●	our clinical programs, which are designed to qualify, and take advantage of, accelerated regulatory approval pathways and designations that provide marketing exclusivity;
●	take advantage of product exclusivity through patent protection of our novel formulations and indications for use;
●	our product candidates, LP-10, LP-310, and LP-410, which are being developed to address HC, OLP and oral GVHD in accordance with our capital-efficient strategy via:
	o	the “505(b)(2) regulatory pathway” strategy, which refers to requests for marketing approval from the FDA upon submission of an abbreviated new drug application (“aNDA”) pursuant to Section 505 of the Federal Food, Drug, and Cosmetic Act, as amended (the “FDCA”) and permits us to rely on existing data pertaining to the generic active ingredient; we anticipate referencing relevant publicly available data, including the publicly disclosed FDA drug approval package for tacrolimus in the preparation and submission of our aNDA for LP-10 and LP-310;
	o	a known mechanism of action being combined with a new drug delivery method (our Platform) and a new site of delivery; and
	o	our receipt of FDA “orphan drug” designations covering LP-10 and LP-410;
●	our in-house manufacturing pilot plant (our “Facility”), which positions us to maximize scalability, quality and reliability, and permits us to better develop and maintain our trade secrets;
●	our experienced scientific team, which has expertise in urology and liposomal drug development; and
●	our management team, which has a track record in clinical development of local therapeutics for urinary bladder indications.

Our Strategy

We are, to our knowledge, currently developing the first drug candidate and proprietary drug delivery platform that could be successful in treating cancer survivors who acquire HC and we intend to apply our proprietary drug delivery technology to the oral mucosa for the treatment of OLP and oral GVHD. Our development programs are designed to address opportunities for capital efficient drug discovery and development, especially research programs that reposition existing therapeutics for new indications that exploit new formulations. The key elements of the strategy that we are employing to achieve our goals are:

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

LP-10 and the Intended Treatment of HC

We completed our phase 2a clinical trial of LP-10 and reported top-line results in January 2023. LP-10 relies on intravesical vasoconstrictive and anti-inflammatory drug therapy for our intended treatment of HC, a rare and severe consequence of cancer therapy for which there is currently no approved treatment. HC affects the bladder lining and is caused by the protein-cross-linking effects of chemotherapy as well as longer-term effects from radiation-induced damage to urothelial tissue. In HC patients, the urothelial damage results in significant urinary bleeding, inducing the need for blood transfusions. Those cancer patients who acquire HC suffer from pain and discomfort that accompanies their bleeding. Based on information from the American Cancer Society as well as published reports on the incidence of HC resulting from either chemo or radiation therapy, we believe there are approximately 72,000 patients annually in the United States who suffer from a severe form of radiation-induced HC and an estimated 60,000 patients annually with systemic chemotherapy-induced HC. We received “orphan drug” designation from the FDA for the use of tacrolimus (including LP-10) for the treatment of HC.

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

On December 23, 2019, we received IND approval from the FDA for LP-10, including approval for LP-10’s proposed clinical protocol, and central investigational review board (“IRB”) approval of our IND-approved clinical protocol, as well as approval for the investigator’s brochure and patient’s informed consent associated with LP-10. From 2020 to 2022, we signed clinical trial agreements in connection with eight clinical sites to conduct the dose-escalation, phase 2a clinical trial of LP-10. We completed the phase 2a dose-escalation trial (reporting results in January 2023) and intend to apply for FDA accelerated approval pathways, and the design of a pivotal phase 2b well-controlled clinical trial. If successful, a pivotal phase 3 trial can be requested and we believe the results of an LP-10 phase 3 trial could support the submission of an NDA for LP-10 to the FDA through the 505(b)(2) regulatory pathway and a Marketing Authorization Application (“MAA”) to the EMA in Europe. However, there can be no assurance that we will obtain such designation from, or be permitted to use such pathway by, the FDA, who is ultimately responsible for making such determinations.

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

Prevalence

At the suggestion of the FDA’s Office of Orphan Products Development, we have measured annual cyclophosphamide and ifosphamide use in a large commercial database for private health plans between 2008 and 2010 and, based on guidance from the FDA, applied a 40% rate of HC in such patient database. The information from the database, combined with the FDA’s recommended guidance, results in a prevalence of consequential HC to potentially reach 60,000 new cases per year in the United States. This methodology implicitly assumes that the prevalence of use observed in private health plans (including Medicare beneficiaries enrolled in private plans) is generalizable to the nation as a whole, and such figure represents our conservative estimate of the number of new cases per year after applying the FDA’s recommended 40% rate to the figures in such patient database. HC resulting from pelvic radiation therapy (occurring in the prostate, rectum and uterine corpus) is less common than HC resulting from chemotherapy and is believed to be proportional to the incidence of the “primary neoplasia” (the original malignancy). Such incidence of HC is based on a combined estimate of the incidence of both chemotherapy-induced HC and radiation-induced HC from (i) peer-reviewed literature estimating the proportion of cyclophosphamide and ifosphamide recipients that acquire chemotherapy-induced HC after undergoing chemotherapy, as applied to a national chemotherapy incidence measurement study, and (ii) peer-reviewed literature containing estimates of the proportion of cancers treated with pelvic radiation therapy and the number of years patients survive post-radiation therapy, in addition to pelvic cancer incidence estimates publicly available from sources such as the American Cancer Society. According to the American Cancer Society publication Cancer Facts & Figures 2023 (available at: https://www.cancer.org/content/dam/cancer-org/research/cancer-facts-and-statistics/annual-cancer-facts-and-figures/2023/2023-cancer-facts-and-figures.pdf), there are an estimated 288,300 new cases of prostate cancer in the U.S. each year, 153,020 new cases of rectum and colon cancer in the U.S. each year, and 66,200 cases new cases of uterine corpus cancer in the U.S. each year. Based, in part, on this data, we estimate the U.S. incidence of HC to be in the range of approximately 100,000 to 200,000 cases per year.

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

Figure 3

(1) American Cancer Society Cancer Facts and Figures 2023, (2) derived from a Company-sponsored study, (3) based on the Company’s 40% estimate, (4) American Cancer Society Cancer Treatment and Survivorship Fact and Figures 2022-2024, (5) based on the Company’s 30% estimate (6) 8% estimate, (7) based on the Company’s estimate, (8) $20,000 average revenue per each of an estimated 60,000 patients treated per year.

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

Our Lead Drug Candidate, LP-10, and Our Product Pipeline

Five fundamental aspects of our LP-10 drug candidate make it an excellent fit for our strategy (see Figure 4 below). First, our API has a well-known mechanism of action. Second, published non-clinical studies involving animals, which are described above, demonstrate the potential for significant efficacy in our intended indication and route of administration. Third, we are fortunate to have had a successful human experience with intravesical tacrolimus (Dave et. al. Int Urol Nephrol 2015). Fourth, we believe we can take advantage of accelerated regulatory approval pathways for LP-10; we have already received “orphan drug” designation from the FDA that grants us product exclusivity, and we plan to apply for designations under one or more of the FDA’s expedited development and review programs. Fifth, we believe that the revenue potential for LP-10 could be significant. We believe our focus on capital-efficient drug development provides us with additional opportunities as we evaluate potential drug candidates for other rare diseases, especially those associated with locally delivering drugs to body cavities. When evaluating opportunities, we ensure that both the indication as well as the regulatory pathway are conducive to capital-efficient drug development. Our product candidate pipeline includes product candidates that could treat OLP and oral GVHD (LP-310). Most recently, on November 10, 2023, we received the FDA’s IND approval for a Phase 2a dose escalation clinical trial regarding LP-310, and we were granted “orphan drug” designation for LP-410 the treatment of oral GVHD in November 2023. We plan to submit a Phase 2a IND for this indication in the first quarter of 2024. We believe that our current product candidate pipeline could enable us to apply our drug delivery technology (our Platform) for multiple types of severe, rare diseases, and in the future, could enable us to address additional broader indications associated with endothelial inflammation. Local delivery often allows us to avert known risk factors by only locally applying the effective dose.

Figure 4

We are currently evaluating several potential product candidates for additional indications (including radiation proctitis and eosinophilic esophagitis).

LP-10’s Regulatory Status

In 2019, we completed the required manufacturing and toxicology program to submit an IND request to the FDA to begin testing LP-10 in human subjects. We submitted the IND request in September 2019 and received approval from the FDA within 30 days of submission to begin a clinical study involving LP-10. In December 2019, we received an advice letter from the FDA recommending several modifications to our proposed clinical protocol for LP-10, which we accommodated. We also submitted and received approval from the FDA for the trial’s associated investigator brochure and the proposed documentation of patient consent. Both of these documents, in addition to the clinical protocol, were submitted to Adverra, our central IRB, and we subsequently received IRB approval to conduct our clinical trial. In February 2020, the first patient was dosed in LP-10’s FDA phase 2a open-label, dose-escalation clinical trial for patients experiencing moderate to severe HC, which is intended to demonstrate proof-of-concept in humans. We reported summary results from LP-10’s phase 2a clinical trial in January 2023. We had a type-C meeting with the FDA on November 7, 2023, during which we agreed on a submission of a well-controlled phase 2b double-blind placebo-controlled trial with gross hematuria as assessed by patient report outcome as primary endpoint.

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

The results of the LP-10 phase-2a clinical trial have been published in the journal of International Urology and Nephrology, on September 19, 2023 (Hafron J. et al. Int. Urol. Nephrol. September 2023, Springer).

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

LP-310’s Regulatory Status

On April 8, 2021, we successfully completed a pre-IND meeting to confirm the specific IND manufacturing, analytical, toxicology requirements for LP-310 as an oral rinse for the treatment of OLP. On October 17, 2023, the FDA approved an IND application for a multi-center, phase-2a, dose-escalation clinical trial to assess the safety and efficacy of LP-310 in patients with symptomatic OLP.

LP-410 and the Intended Treatment of oral GVHD

Lipella Pharmaceuticals Inc. is also developing an oral, liposomal formulation of tacrolimus, LP-410, for the treatment of oral GVHD. LP-410 is an oral rinse, similar to LP-310, but will have a different containment system. LP-410 targets the underlying mechanisms of oral GVHD, potentially providing a safe and effective treatment option for affected individuals. Lipella received “orphan drug” designation approval, on November 11, 2023, for tacrolimus for the treatment of oral GVHD. An IND application for LP-410’s treatment of oral GVHD was submitted to the FDA on January 30, 2024.

Background on oral GVHD

HCT is used to treat a wide range of malignancies, hematologic and immune deficiency states, and autoimmune diseases. GVHD is a clinical syndrome where donor-derived immunocompetent T cells react against patient tissues directly or through exaggerated inflammatory responses following HCT. Oral GVHD is a rare and serious disease, with a prevalence of approximately 30,000 patients in the US annually (Bachier et al., 2019; Bachier et al., 2021, Orphanet 2023). GVHD remains a major cause of morbidity and mortality with patients who undergo HCT treatment, with chronic GVHD being the leading cause of non-malignant fatality for such patients who receive HCT treatment.

Topical and local management of symptomatic oral GVHD can reduce oral symptoms that can interfere with oral function and quality of life and can reduce the need for more intensive immunosuppressive systemic therapies. However, there is currently no FDA approved local drug treatment of oral GVHD.

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

Intellectual Property

Protection of our intellectual property is an important part of our business. On May 5, 2020, we were issued U.S. patent number 10,639,278 (the “278 Patent”) from the United States Patent and Trademark Office (“USPTO”), which does not expire until July 11, 2035. On June 14, 2022, we were issued U.S. patent number 11,357,725 (the “725 Patent”), which does not expire until November 9, 2034. Further, on May 28, 2020, we were issued one patent in Australia (No. 2014340137) (the “Australia Patent”), which does not expire until October 22, 2034. On August 23, 2022, we were issued a patent in Canada (No. 2,927,356) (the “Canadian Patent”), which does not expire until October 22, 2034. On June 7, 2023, we were issued a European patent (No. 3060197) (the “European Patent”), which does not expire until October 22, 2034. The European Patent was nationally validated in Switzerland, Spain, and Great Britain and a request for unitary effect was granted covering Austria, Belgium, Bulgaria, Denmark, Estonia, Finland, France, Germany, Italy, Latvia, Lithuania, Luxembourg, Malta, The Netherlands, Portugal, Slovenia, and Sweden. Each of the aforementioned patents cover aspects of our Platform technology relating to uses for delivering hydrophobic therapeutic, prophylactic or diagnostic agents to the body cavities, including LP-10 and LP-310, as well as methods of making formulations for delivering such hydrophobic agents. We are also actively prosecuting corresponding utility patent applications in the U.S. We intend to seek additional patent applications in the U.S. as well as in other jurisdictions, such as Europe, for our other proprietary technologies relating to intravesical immunoglobulin delivery and any future discoveries that we deem appropriate to protect. A U.S. patent application on the intravesical immunoglobulin delivery formulation is pending. Regulatory exclusivity should also be available in those countries in which regulatory approval is required, including Europe, Canada and others.

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

To obtain Fast Track designation for a drug product candidate, the sponsor of such drug may request the FDA to designate such drug for a specific indication concurrent with or after the filing of the related IND. Drug products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. We believe that LP-10, and the specific indication for which it is being studied, meets the qualifications for Fast Track designation; however, the FDA is responsible for ultimately determining if LP-10 meets such qualifications, and there is no guarantee that the FDA will make such a determination with respect to LP-10. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of certain sections of a Fast Track NDA before the application is complete, a process known as a “rolling review.” Any drug product candidate submitted to the FDA for marketing, including for Fast Track designation, may be eligible for other types of FDA designations intended to expedite drug development and review, such as Breakthrough Therapy designation, priority review and accelerated approval. Our initial request to obtain Fast Track designation covering LP-10 in July 2021 was denied by the FDA in September 2021. Lipella anticipates repeating its submission for Fast Track designation at the conclusion of the Phase 2b study for LP-10.

●	Breakthrough Therapy Designation

To qualify for the FDA’s Breakthrough Therapy designation, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints compared to existing therapies.

The FDA will seek to ensure that the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review, and rolling review. We believe that LP-10, and the specific indication for which it is being studied, meets the qualifications for Breakthrough Therapy designation, and we intend to apply for such status. Our initial Breakthrough Therapy designation was denied by the FDA on November 16, 2023. The FDA determined that refractory HC meets the criteria for a serious or life-threatening disease or condition, however, the clinical evidence does not yet demonstrate substantial improvement and the designation as a Breakthrough Therapy cannot be granted at this time. Lipella anticipates repeating its submission for Breakthrough Therapy Designation at the conclusion of the Phase 2b study for LP-10.

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

Our Competition

The biotechnology and pharmaceutical industries are highly competitive. We are not aware of other existing clinical programs addressing new products for HC or OLP or GVHD. However, there are several pharmaceutical companies that are developing intravesical technologies for other indications, including transitional cell carcinoma (which is a superficial, non-muscle invasive form of bladder cancer). These companies and/or new entrants may potentially compete with LP-10, LP-310 and any other products that we develop in the future that use novel delivery technologies. We intend to rely on the market data exclusivity associated with obtaining FDA “orphan drug” designation covering LP-10, as well as our issued U.S. patents, the 278 Patent and the 725 Patent, our issued Australian Patent, our issued Canadian Patent, our issued European Patent, which may be extended for regulatory delay, and pending and future patent applications in order to maintain our competitive advantages in this space.

Employees and Human Capital Resources

As of February 23, 2024, we had five full-time employees and two part-time employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

Risks Related to Our Business

The report of the independent registered public accounting firm on our 2023 and 2022 financial statements contains a going concern qualification.

The report of the independent registered public accounting firm covering our financial statements for the years ended December 31, 2023 and December 31, 2022 stated that certain factors, including that we have suffered recurring losses from operations and have an accumulated deficit at December 31, 2023, raised substantial doubt as to our ability to continue as a going concern. Because we are not yet producing sufficient revenue to sustain our operating costs, we are dependent upon raising capital to continue our business. If we are unable to raise capital, we may be unable to continue as a going concern.

We have incurred net losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

There are numerous risks and uncertainties associated with pharmaceutical product development, and we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

As of December 31, 2023, we had an accumulated deficit of approximately $10,323,843 which includes a net loss of approximately $4,618,965 for the year ended December 31, 2023, as compared to an accumulated deficit of approximately $5,704,878, which includes a net loss of approximately $2,597,592 for the year ended December 31, 2022. Historically, we have financed our operations through a combination of grant revenue and equity financing, however our goals for the foreseeable future will likely require significant equity financing. Our ability to achieve significant profitability depends on our ability to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, LP-10 and/or our other product candidates, which may not occur for several years, if ever. The net losses we incur may fluctuate significantly from quarter to quarter.

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

To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing the clinical trials, developing and validating commercial scale manufacturing processes, obtaining marketing approval for this product candidate, manufacturing, marketing and selling any future product candidates for which we may obtain marketing approval and satisfying any post-marketing requirements. If we were required to discontinue development of LP-10, if LP-10 does not receive regulatory approval, if we do not obtain our targeted indication(s) for LP-10, or if LP-10 fails to achieve sufficient market acceptance for any indication, we could be delayed by many years in our ability to achieve profitability for this asset. Lipella has additional pipeline assets, including but not limited to LP-310. As with LP-10, if LP-310 does not receive regulatory approval, if we do not obtain our targeted indication(s) for LP-310, or if LP-310   fails to achieve sufficient market acceptance for any indication, we could be delayed by many years in our ability to achieve profitability for such asset. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

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

Our future capital requirements will depend on many factors, including:

●	the progress, timing, results and costs of any future trials for LP-10 and LP-310;
●	the progress, timing and costs of manufacturing LP-10 for our planned pivotal clinical trials;
●	the continued development and the filing on an IND application for other product candidates;
●	the initiation, scope, progress, timing, costs and results of drug discovery, laboratory testing, manufacturing, preclinical studies and clinical trials for any other product candidates that we may pursue in the future, if any;
●	the costs of building and maintaining our own commercial-scale cGMP manufacturing facilities, including costs of maintaining our Facility;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the costs associated with the manufacturing process development and evaluation of third-party manufacturers;

●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, in the event we receive marketing approval for LP-10 or any other product candidates that we may develop;
●	the extent to which the costs of our product candidates, if approved, will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors;
●	the costs of commercialization activities for LP-10 and other product candidates if we receive marketing approval for LP-10 or any other product candidates we may develop, including the costs and timing of establishing product sales, medical affairs, marketing, distribution and manufacturing capabilities;

●	subject to receipt of marketing approval, if any, revenue received from commercial sale of LP-10 or any of our other product candidates;
●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
●	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay pursuant to our license agreements, if any;
●	our ability to establish and maintain collaborations and licenses on favorable terms, if at all; and
●	the extent to which we acquire or in-license other product candidates and technologies.

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

We are currently supported partially by government grant awards, which may not be available to us in the future, and such grant awards are subject to guidelines regulating our research.

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

Our ability to generate product revenues, which may not occur for several years, if ever, currently depends heavily on the successful development and commercialization of LP-10. The success of LP-10 will depend on a number of factors, including the following:

●	successful completion of clinical development;
●	receipt of marketing approvals from applicable regulatory authorities;
●	establishing commercial manufacturing arrangements with third-party manufacturers;
●	Obtaining, maintaining, and extending patent and trade secret protection and regulatory exclusivity;
●	protecting our rights in our intellectual property portfolio;
●	establishing sales, marketing and distribution capabilities;
●	launching commercial sales of LP-10, if and when approved, whether alone or in collaboration with others;
●	acceptance of LP-10, if and when approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies; and
●	maintaining a continued acceptable safety profile of LP-10 following approval.

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

We are early in our development of LP-10, which will begin its phase 2b clinical trial, as well as in our development of LP-310, which recently received FDA clearance for a Phase 2a clinical trial. The development and commercialization of LP-10 and LP-310 (or any other product candidate that we may develop) is subject to many uncertainties, including the following:

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

In addition, if we make manufacturing or formulation changes to LP-10, LP-310 or any of our other product candidates, we may need to conduct additional studies to bridge our modified product candidate to earlier versions. If we elect, or are required, to delay, suspend, or terminate any clinical trial of LP-10 or LP-310, or any of our product candidates at such stage, it could shorten any periods during which we may have the exclusive right to commercialize LP-10, LP-310 or such other product candidate or allow our competitors to bring products to market before we do, which could limit our potential revenue or impair our ability to successfully commercialize LP-10 or LP-310 now, or such other product candidate in the future, and may harm our business, financial condition, results of operations and prospects. Any such significant changes, delays, setbacks or failures we experience, including our inability to obtain regulatory approval for or successfully commercialize LP-10, would materially harm our business, financial condition, results of operations and prospects.

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

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved such product candidate. Even if LP-10 meets the applicable safety and efficacy standards in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for LP-10. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval for LP-10. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of LP-10’s product development, clinical trials and the review process. Similar issues could arise with respect to LP-310 in the event it enters its planned clinical trial phase, as well as any of our other product candidates developed in the future.

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

While we have obtained “orphan drug” designations covering LP-10 and LP-310 from the FDA, such designations may not effectively provide us with exclusive marketing rights for LP-10 or LP-310, and we may be unable to obtain “orphan drug” designation covering any of our other product candidates. If our competitors are able to obtain “orphan drug” exclusivity before us covering products that constitute the same drug and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

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

On July 6, 2012, the FDA granted “orphan drug” designation covering LP-10 (or any other formulation of tacrolimus) for the treatment of HC and we may seek “orphan drug” designation from the FDA covering our future product candidates. On November 11, 2023 the FDA granted “orphan drug” designation covering LP-410 for treatment of oral GVHD.

Even though we have obtained such “orphan drug” designations, providing us with exclusivity for LP-10 and LP-310 for certain indications, such exclusivity may not effectively protect a product candidate from competition because different drugs can be approved for the same condition.

If the FDA does not conclude that LP-10, LP-310 or any of our other product candidates satisfy the requirements for the 505(b)(2) regulatory approval pathway, or if the requirements for approval of such product candidates under Section 505(b)(2) are not as we expect, the approval pathway for such product candidates will likely take significantly longer, cost significantly more and encounter significantly greater complications and risks than anticipated, and in any case may not be successful.

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

We have received “orphan drug” designation covering LP-10 and LP-310 from the FDA, but there is no assurance that any of our other product candidates will receive a similar designation from the FDA or that we will receive Breakthrough Therapy or Fast Track designations covering any of our product candidates (including LP-10 and LP-310) from the FDA. Our initial request to obtain Fast Track designation covering LP-10 in July 2021 was denied by the FDA in September 2021; however we are still seeking to obtain Fast Track designation  covering LP-10. Further, even if we do receive favorable designations from the FDA, the receipt of any of these designations covering any of our product candidates may not result in a faster development process, review or approval of such product candidates compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA.

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

We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully market or commercialize our product candidates, including LP-10 and LP-310.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidate that we may develop. Also, competitors may obtain FDA or other regulatory approval for their products more rapidly or earlier than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our product candidates, including, in particular, LP-10 and LP-310, uneconomical or obsolete, and we may not be successful in marketing our product candidates, generally, and LP-10 and LP-310, specifically, against competitors.

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

We currently have a small market development organization. To successfully commercialize LP-10 or LP-310, if approved, and any other products that may result from our development programs, we plan to expand our capabilities to promote market access and build awareness, either on our own or with one or more third parties. The development of our own market development team will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaboration agreements regarding any of our product candidates with third parties to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded medical affairs, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

We are currently primarily focusing our research and product development efforts on LP-10 for HC. Our understanding of both the number of people who have this disease, as well as the subset of people with this disease who have the potential to benefit from treatment with LP-10, are based on estimates in published literature. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of this disease. The number of patients in the United States, the EU and elsewhere may turn out to be lower than expected or these patients may not be otherwise amenable to treatment with LP-10 or may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

Further, there are several factors that could contribute to making the actual number of patients who receive LP-10 less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. These risks could similarly apply to LP-310, which we are simultaneously developing.

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

If we obtain FDA approval for any of our product candidates, including LP-10, and begin the process of commercialization in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business as well as other jurisdictions. The laws that will affect our operations include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in return for the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers on the other. The PPACA amended the intent requirement of the federal Anti-Kickback Statute to clarify that a person or entity does not have to have actual knowledge of this statute or specific intent to violate it;
●	federal civil and criminal false claims laws and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other government payors that are false or fraudulent. The PPACA provides that a claim for items or services resulting from an Anti-Kickback Statute violation is a false claim under the federal False Claims Act. Cases against pharmaceutical manufacturers support the view that certain marketing practices, including off-label promotion, may implicate the False Claims Act;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or from making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules under HITECH and the Genetic Information Nondiscrimination Act;
●	other modifications to HIPAA, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and health care providers;
●	federal transparency laws, including the federal Physician Payment Sunshine Act, that require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services information related to: (i) payments or other “transfers of value” made to physicians and teaching hospitals and (ii) ownership and investment interests held by physicians and their immediate family members;
●	state and foreign law equivalents of each of the above federal laws, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts in certain circumstances, such as specific disease states; and
●	state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

A pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.

Public health crises such as pandemics, epidemics or similar outbreaks could adversely impact our business, preclinical or clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff . Public health crises may also affect employees of third-party contract research organizations (“CROs”) located in geographies where we carry out our clinical trials.

In addition, the patient populations that our core product candidates target may be particularly susceptible to pandemics, epidemics or adverse public health developments, which may make it more difficult for us to identify patients able to enroll in our future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact that adverse public health development may have on patient enrollment or the treatment or execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, could materially increase our operating expenses and could have a material adverse effect on our financial results.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, global supply chain disruptions, inflation in the United States, conflict, loss of life and disaster connected to ongoing armed conflicts between Ukraine and Russia in Europe and Israel and Hamas in the Middle East, and the foreign and domestic government sanctions imposed on Russia as a result of its invasion of Ukraine. There continues to be volatility and disruptions in the capital and credit markets, and a severe or prolonged economic downturn, including, but not limited to as a result of such events, could result in a variety of risks to our business, such as weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

We receive, process, store, and transmit, often electronically, confidential data of others, which increase cybersecurity risks. Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures, and we are also subject to occurrences of theft, improper disclosure of confidential information and the deletion or modification of records. Data security breaches - whether by employees or others - which may expose sensitive data to unauthorized persons, could lead to the loss of trade secrets or other intellectual property, result in demands for ransom or other forms of blackmail, or lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage or extortion) and expertise, including by organized criminal groups, “hacktivists”, nation states, and others.

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

Natural disasters could severely disrupt our operations or the operations of manufacturing facilities and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as manufacturing facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans that we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. Substantially all our current supply of LP -10 and LP-310 are located at our Facility. We are in the early stages of investigating the construction of an additional manufacturing facility and establishing a relationship with a third-party contract manufacturer as a back-up supplier for the commercial supply of our products, if necessary, but there is no assurance that we will establish such a relationship in a timely manner, on acceptable terms, or at all. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to LP-10, additional product candidates in our product pipeline, current and future innovations related to our Platform, and our institutional knowledge. The patent prosecution process is expensive, time-consuming and complex; we may not be able to file, prosecute, maintain, and/or enforce all necessary or desirable patent applications and issued patents at a reasonable cost or in a timely manner. We currently have the 278 Patent, the 725 Patent, the Australia Patent, the Canadian Patent, and the European Patent covering aspects of our Platform technology and its uses in delivering hydrophobic therapeutic, prophylactic or diagnostic agents to body cavities, as well as methods of making formulations for delivering such hydrophobic agents. We also have a corresponding patent application pending in the U.S. (U.S.S.N. 17/829,960). The Australian Patent, the Canadian Patent, and the European Patent each expire on October 22, 2034. We also have a pending U.S. patent application on an improvement to the technology. Such patents may be extendable for regulatory delay, but there is no guarantee that they will be extended. The Company may also be able to rely on market data exclusivity for the Company’s products, but there is no guarantee the Company will be able to do so.

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

Our commercial success depends upon our ability (and the ability of any potential future collaborators) to develop, manufacture, market and sell our product candidates, and to freely use our proprietary technologies (e.g., without infringing the rights and intellectual property of others). Many companies and institutions have filed, and continue to file, patent applications related to various aspects of drug delivery therapy. In some instances, patent applications or patents may be abandoned or allowed to lapse, resulting in partial or complete loss of patent rights in a relevant jurisdiction. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to LP-10 or any other product candidate, or related technologies, including, for example, derivation proceedings, post grant review challenges, and inter partes review before the USPTO. For example, a third party may bring an inter partes review challenging our patents and any future patent that may be granted to us. Our competitors or other third parties may assert infringement claims against us, alleging that our therapeutics, manufacturing methods, formulations or administration methods are covered by their patents. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue, and against whom our patent portfolio may therefore have no deterrent effect. Further, while the existing patents may be extendable for regulatory delay, there is no guarantee that they will be extended.  The Company may also be able to rely on market data exclusivity for the Company’s products, but there is no guarantee the Company will be able to do so.

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

In addition to patent protection, we also rely on the protection of trade secrets, know-how, confidential and proprietary information and regulatory exclusion. However, trade secrets are difficult to protect. To maintain the confidentiality of trade secrets and proprietary information, we rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, and/or other advisors, and inventions agreements with employees, consultants, and advisors, to protect our trade secrets and other proprietary information. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties.

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

Our Common Stock is currently listed on the Nasdaq Capital Market (“Nasdaq”). If we are unable to maintain listing of our Common Stock on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell shares of Common Stock that they hold.

Although our Common Stock is currently listed on the Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. If we are unable to maintain the listing of our Common Stock on Nasdaq or if a liquid market for our Common Stock does not develop or is sustained, our Common Stock may remain thinly traded.

The rules of The Nasdaq Stock Market LLC (the “Nasdaq Rules”) require listed issuers to comply with certain standards in order to remain listed on Nasdaq. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our Common Stock from Nasdaq and we are unable to obtain listing on another national securities exchange, trading in the shares of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as on the over-the-counter markets operated by OTC Markets Group Inc. In such event, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

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

As of February 23, 2024, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own 2,938,006 shares of Common Stock, or approximately 38% of our outstanding shares of Common Stock. If these stockholders sell, or indicate an intent to sell, substantial amounts of our Common Stock in the public market after the expiration of such lock-up period, the trading price of our Common Stock could decline significantly.

Because certain of our stockholders control a significant number of shares of our Common Stock, they may have effective control over actions requiring stockholder approval.

As of February 23, 2024, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own 2,938,006 shares of Common Stock, or approximately 38% of our outstanding shares of Common Stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership might harm the market price of our Common Stock by:

●	delaying, deferring or preventing a change in corporate control;
●	impeding a merger, consolidation, takeover or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Provisions in our Second Amended and Restated Certificate of Incorporation, as amended (our “Certificate of Incorporation”), our amended and restated by-laws (our “Bylaws”) and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our Certificate of Incorporation and our Bylaws, as currently in effect, may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of Common Stock. These provisions also could limit the price that investors might be willing to pay in the future for shares of our Common Stock, thereby depressing the market price of our Common Stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

Concerns over medical epidemics, energy costs, geopolitical issues, the U.S. mortgage market and a deteriorating real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk management and strategy

We are an R&D stage pharmaceutical company, with no commercial operations or revenue streams. Since our IPO, our sole business activity has been ongoing research into our drug therapies. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted a formal cybersecurity risk management program or process for assessing cybersecurity risk currently. We assess material risks from cybersecurity threats on an ongoing basis, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. As our Company grows, we plan to develop a more robust and detailed strategy for cybersecurity in alignment with nationally accepted standards. We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Governance

Our management and board of directors recognize the critical importance of maintaining the trust and confidence of our business partners and employees, including the importance of managing cybersecurity risks as part of our larger risk management program. While all of our personnel play a part in managing cybersecurity risks, one of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks that we face. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Item 2. Properties.

Our principal executive offices are located at 7800 Susquehanna Street, Suite 505, Pittsburgh, PA 15208, containing approximately 2,000 square feet of combined laboratory, office and warehouse space that we use in our research and development efforts. The lease for our principal executive offices has a five-year term that ends on June 30, 2025, and the lease provides us with an option to extend the term for an additional five years. We believe our executive offices, including our Facility, are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space will be readily available on commercially reasonable terms.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on the Nasdaq Capital Market under the symbol “LIPO.”

Holders of our Common Stock

As of February 23, 2024, there were approximately 15 holders of record of our Common Stock. This number does not include shares of Common Stock held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our Common Stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” for the information required by this item.

Recent Sales of Unregistered Securities

On September 15, 2023, the Company issued 60,000 shares of Common Stock to a consulting company in consideration for consulting services.

The sale and the issuance of such shares of Common Stock were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Such determination was made based on the representations of such investor which included, in pertinent part, that such investor was either (A) an “accredited investor” within the meaning of Rule 501 of Regulation D or (B) a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act, and upon such further representations from each investor that (i) such investor acquired the securities for its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) such investor agreed not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) such investor had knowledge and experience in financial and business matters such that it was capable of evaluating the merits and risks of an investment in us, (iv) such investor had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of such offer and sale and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (v) such investor had no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for such shares of Common Stock issued in reliance upon these exemptions.

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

In a second program, we are developing a product candidate, which we have designated LP-310 and which employs a formulation similar to LP-10, for the treatment of OLP. OLP is a chronic, T-cell-mediated, autoimmune oral mucosal disease, and LP-310 contains tacrolimus which inhibits T-lymphocyte activation. Symptoms of OLP include painful burning sensations, bleeding and irritation with tooth brushing, painful, thickened patches on the tongue, and discomfort when speaking, chewing or swallowing. These symptoms frequently cause weight loss, nutritional deficiency, anxiety, depression, and scarring from erosive lesions. OLP can also be a precursor to cancer, predominately squamous cell carcinoma, with a malignant transformation rate of approximately one percent. LP-310 is the development name of our oral, liposomal formulation of tacrolimus (the same approved generic active agent in LP-10) specifically optimized for local delivery to oral mucosa. We believe that our approach of using metastable liposomal tacrolimus as a treatment for OLP is novel. To date, upon review of relevant FDA public data resources on approved drugs and biologics, we are not aware of any other liposomal products developed to treat such disease. We have completed a pre-investigational new drug meeting with the FDA, and on October 17, 2023, the FDA approved an IND application for a multi-center, phase-2a, dose-escalation clinical trial to assess the safety and efficacy of LP-310 in patients with symptomatic OLP.

Additionally, the Company is developing an oral, liposomal formulation of tacrolimus, called LP-410, for the treatment of oral GVHD. GVHD is a clinical syndrome where donor-derived immunocompetent T cells react against patient tissues directly or through exaggerated inflammatory responses following HCT. GVHD remains a major cause of morbidity and mortality for patients who undergo HCT treatment, with chronic GVHD being the leading cause of nonmalignant fatality for such patients who receive such HCT treatment. Topical and local management of symptomatic oral GVHD can reduce oral symptoms that can interfere with oral function and quality of life and can reduce the need for more intensive immunosuppressive systemic therapies. However, there is currently no FDA approved local drug treatment of oral GVHD. On November 11, 2023, we received “orphan drug” designation from the FDA for LP-410 for oral GVHD.

Our Platform includes proprietary drug delivery technologies optimized for use with epithelial tissues that coat lumenal surfaces, such as the colon, the various tissues lining the mouth and esophagus and the tissues lining the bladder and urethra. The Company has two issued patents in the United States that should exclude competitors from making, selling or using our LP-10 and LP-310 formulations in the United States until July 11, 2035. We also have issued patents in Australia, Canada, and Europe that do not expire until October 22, 2034. Corresponding patent applications are pending in the United States Patent Offices. We also have a pending United States patent application on an improvement to the technology. In some jurisdictions, such as the US, Europe, Canada, and some Asian countries, such patents may be extendable for regulatory delay. Market data exclusivity may also be available for the approved products.

Since our inception in 2005, we have focused primarily on business planning, progressing our lead product candidates, including progressing LP-10 through clinical development, raising capital, organizing and staffing our company.

On December 22, 2022, we completed our IPO and issued and sold 1,217,391 shares of Common Stock at a price to the public of $5.75 per share. The aggregate net proceeds from the IPO were approximately $5.0 million after deducting underwriting discounts and commissions of approximately $630,000 and offering expenses of approximately $1.16 million.

Recent Developments of the Company

Registration Statement

On February 1, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC registering the sale of up to $50,000,0000 in common stock, preferred stock, warrants, debt, rights, units, or any combination thereof, which was declared effective by the SEC on February 8, 2024.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2023 and 2022

The Following table summarizes our results of operations for the fiscal years ended December 31, 2023 and 2022 (in thousands):

	2023	2022	Increase (Decrease)
			(in thousands)
Revenue	$450	184	265
Operating expenses:
R&D	3,039	2,547	491
General and administrative	2,157	226	1,931
Total operating expenses	5,196	2,774	2,422
Loss from operations	(4,746)	(2,590)	(2,157)
Other income (expense)	127	(8)	135
Net loss	$(4,619)	(2,598)	(2,022)

Grants and Other Revenue

We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years. We recognize revenue from grants when the related costs are incurred and the right to payment is realized. For the year ended December 31, 2022, we derived revenue from a series of grants awarded by the NIH on May 4, 2017 and September 19, 2018 totaling approximately $2,240,000 (the “NIH Grants”). On September 15, 2022 we received a new award of approximately $673,000 (the “ 2022 NIH Grant”). The NIH approved an additional year of funding under the 2022 NIH Grant in June 2023, increasing the total funding provided under the 2022 NIH Grant to $1,353,000.

For the year ended December 31, 2023, we received approximately $450,000 in connection with the 2022 NIH Grant, recognized as revenue, compared to a total of $184,000 in connection with the NIH Grants and 2022 NIH Grant, recognized as revenue, as of December 31, 2022. The increase in annual grant revenue from 2022 to 2023 is related to the award and the extension of the 2022 NIH Grant, which was in place for only one quarter in 2022, but the full year of 2023.

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

Costs for certain activities are recognized based on an evaluation of the progress to completion of specific tasks using data, such as information provided to us by our vendors, and analyzing the progress of our nonclinical and clinical studies or other services performed. Significant judgments and estimates are made in determining the accrued expense balances at the end of any reporting period. Advance payments that we make for goods or services to be received in the future for use in R&D activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

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

The following table summarizes our R&D expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended		Increase
	December 31,		(Decrease)
	2023	2022	(in thousands)

Direct R&D expenses for the LP-10 product candidate program:
Employee-related costs	$176	$462	$(286)
Employee stock option expense	222	493	(271)
Outsourced R&D	170	625	(455)
Facility-related costs	96	216	(120)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	629	220	409
Employee stock option expense	794	206	588
Outsourced R&D	595	217	378
Facility-related costs	357	108	248
Total research and development expenses	$3,039	$2,548	$491

R&D expenses increased by approximately $491,000, to approximately $3,039,000 for the year ended December 31, 2023 from approximately $2,548,000 for year ended December 31, 2022. The increase in R&D expenses was primarily attributable to cost of labor, supplies and overhead of $251,000, offset by a decrease in outside services of $77,000 corresponding with the end of the last clinical trial, and an increase in employee stock option expense of $317,000.

General and Administrative Expenses

General and administrative expenses consist primarily of management and business consultants and other related costs, including stock-based compensation. General and administrative expenses also include board of directors’ expenses and professional fees for legal, patent, consulting, accounting, auditing, tax services and insurance costs.

General and administrative expenses were $2,157,000 for the year ended December 31, 2023, compared to $226,000 for the year ended December 31, 2022, an increase of approximately $1,931,000. This was primarily due to an increase in the overhead costs of being public company as well as the current inflationary environment. General and administrative expenses were primarily attributable to personnel, insurance, accounting, legal and allocated facility costs. Stock option expense increased by $292,000 for the year ended December 31, 2023 compared to the year ended December 31, 2022. Additionally, for the year ended December 31, 2023, there were increased expenses related to: legal costs and filing fees $431,000, insurance costs (including public company directors’ and officers’ insurance) $411,000, outside services $578,000, and personnel costs $193,000.

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

Other Income (Expense)

Other Income for the year ended December 31, 2023 was $127,000, compared to an other expense of $8,000 in the year ended December 31, 2022. The increase was due primarily to a $136,000 increase in interest income on our higher cash balance and a high interest rate environment in 2023. The net other expense in the year ended December 31, 2022 consisted of interest expense on notes payable, as well as interest income on marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. Cash and cash equivalents totaled $3.3 million as of December 31, 2023. We consider all highly liquid investments that mature in 90 days or less when purchased to be cash equivalents.

We have incurred operating losses and experienced negative operating cash flows for the years ended December 31, 2023 and 2022, and we anticipate that we will continue to incur losses for the foreseeable future. Our net loss totaled $4,618,965 for the year ended December 31, 2023 and $2,597,5692 for the year ended December 31, 2022.

From inception through December 31, 2023, we have funded our operations primarily through (i) private equity financings (from which we have raised an aggregate of approximately $11 million, (ii) grants received from the U.S. government (from which we have received an aggregate of approximately $10 million, (iii) the IPO (from which we raised net proceeds of approximately $5.0 million, and (iv) a private placement transaction in October 2023 in which we raised net proceeds of approximately $1.6 million. Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Fiscal Years Ended
	December 31,
Dollars in thousands	2023	2022

Net cash (used) provided in operating activities	$(3,150)	(1,831)
Net cash (used) provided in investing activities	(14)	301
Net cash provided in financing activities	1,336	5,238
Net increase(decrease) in cash and cash equivalents	$(1,828)	3,708

Net Cash (Used) Provided in Operating Activities

Net Cash used in operating activities for the year ended December 31, 2023 was approximately $3,150,000. This comprised a net loss of $4,567,00 for the year offset by non-cash stock option expense of $1,355,000 and shares issued for services expense of $121,000.

Net cash used in operating activities for the year ended December 31, 2022 was approximately $1,831,000. This was composed of increases in grants receivable of $114,000 and prepaid expenses (primarily insurance policies) of $470,000, offset by increased liabilities of $593,000, noncash adjustments to net loss of $747,000 in stock option expense.

Net Cash (Used) Provided in Investing Activities

Net Cash used in investing activities was $14,000 for the year ended December 31, 2023, related to the purchase of laboratory equipment. Net cash provided by investing activities for the year ended December 31, 2022 was $301,000, which was related to the liquidation of marketable securities from our investment portfolio.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $1,336,000, comprising primarily $1,612,000 in proceeds received from the issuance warrants through the October 2023 private placement, net of issuance costs. These were offset by $275,000 in debt repayments.

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

Off-Balance Sheet Arrangements

We did not have for the years ended December 31, 2023 or 2022, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Contractual Obligations

We did not have during the years ended December 31, 2023 and 2022, and we do not currently have, any material contractual obligations, such as license agreements or similar arrangements, other than as described below and in the financial notes.

Employment Agreements

We are party to employment agreements with each of Drs. Kaufman and Chancellor and Mr. Johnston, executive officers of the Company, the material terms of each of which are described in the section entitled “Executive Compensation – Executive Employment Agreements”.

Lease Agreement

We are party to a lease agreement, dated June 1, 2019, with Bridgeway Development Corporation, as amended, for the lease of 2,690 square feet of office and lab and manufacturing space in Pittsburgh, Pennsylvania commencing on July 1, 2020. The current lease term expires on June 30, 2025 and we have the right to exercise a one-time option to extend the term of the lease for an additional five-year term. The annual base rent under the lease is approximately $66,000. On July 26, 2023, the Company entered into a second lease for additional space in the same building (the “Additional Lease,” and together, the “Leases”), commencing August 1, 2023 and co-terminating with the existing Lease on June 30, 2025. Annual rent under the Additional Lease is approximately $28,000. See Note 12 of the notes to our audited financial statements included in this Report.

Service Agreements

We enter into service agreements in the normal course of business with CROs and for clinical trials, preclinical research studies and testing, manufacturing, and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. The expense we incurred pursuant to these agreements for the year ended December 31, 2023 was approximately $675,000, compared to approximately $676,000 for the year ended December 31, 2023.

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

The following table sets forth by grant date, after giving effect to the reverse stock split of the Company’s outstanding shares of Common Stock on a 1-for-2.5 basis, with respect to stock options granted during the years ended December 31, 2023 and December 31, 2022, the (i) number of shares of our Common Stock issuable upon exercise of such stock options, (ii) per share exercise price of such options and (iii) estimated fair value per share of our Common Stock on each such date. We did not grant any shares of restricted Common Stock during this period.

Grant date	Number of shares of Common Stock issuable upon exercise of stock options granted	Exercise price per share of Common Stock	Estimated fair value per share of Common Stock at grant date
03/01/2022	10,000	$5.00	$5.00
06/16/2023	424,000	$2.19	$1.50

The per share values at each such grant date, which we applied to determine the per share estimated fair value of the respective awards for accounting purposes, were based upon (a) the calculations described above used to determine the fair value of our Common Stock as of each grant date if pre-IPO, or (b) the closing trading price of the Common Stock on the date of issuance.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their ages and positions are as follows:

Name	Age	Position
Jonathan Kaufman, PhD, MBA	57	President, Chief Executive Officer, Secretary and Treasurer and Chairman of the Board of Directors
Michael Chancellor, MD	66	Chief Medical Officer and Director
Douglas Johnston, CPA	39	Chief Financial Officer
Lori Birder, PhD	63	Director
Daniel Cohen	59	Director
Byong (Christopher) Kim, PhD	53	Director
Ryan Pruchnic, MBA	49	Director
Naoki Yoshimura, MD, PhD	67	Director

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

Independent Directors

Lori A. Birder, PhD, has served as a director of the Company since June 2023. Since 2001, Dr. Birder has been a tenured Professor of Medicine and Pharmacology and Chemical Biology at the University of Pittsburgh School of Medicine. Dr. Birder’s research has been durably funded by the NIH, including an NIH MERIT award, and focusses on understanding mechanisms underlying lower urinary tract dysfunction with chronic stress, pain and aging. Dr. Birder has published more than 200 peer-reviewed articles, book chapters and reviews. She has organized and chaired a number of symposia and workshops involving chronic visceral pain and aging, is a member of several scientific and editorial boards and scientific societies (e.g., International Continence Society-ICS, International Neurourology Society-INUS, International Society for the Study of Bladder Pain Syndrome-ESSIC and the Society of Urodynamics, Female Pelvic Medicine & Urogenital Reconstruction-SUFU) and serves as an ICS Board of Trustee member and the Founding Editor-in-Chief for the open access International Continence Society (ICS) journal ‘Continence’. We believe that Dr. Birder is qualified to serve on our board of directors due to her experience in the field of genitourinary research and her deep knowledge of the pharmaceutical industry.

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

Delinquent Section 16(a) Reports

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2023, all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis.

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

Director Independence

As our Common Stock is listed on Nasdaq, our determination of the independence of directors is made using the definition of “independent director” contained in Nasdaq Rule 5605(a)(2). As of February 23, 2024, our Board has affirmatively determined that Drs. Birder, Kim and Yoshimura and Messrs. Cohen and Pruchnic are “independent directors,” as that term is defined in the Nasdaq Rules. Under the Nasdaq Rules, our Board must be composed of a majority of “independent directors.” Additionally, subject to certain limited exceptions, our Board’s audit, compensation, and nominating and corporate governance committees also must be composed of all independent directors.

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

Board Meetings and Attendance

During the 2023 fiscal year, the Board conducted its annual meeting at the Company’s headquarters in November 2023. Ongoing and ad-hoc business throughout 2023 was conducted remotely on an as needed basis, and by means of unanimous written consent.

Annual Meeting Attendance

Although we do not have a formal policy regarding attendance by members of the Board at our annual meeting of shareholders, the Board encourages all of its members to attend the annual meeting of shareholders. In November 2023, all director nominees and all then directors attended our 2023 annual meeting of shareholders virtually.

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

Audit Committee

The members of our audit committee are Messrs. Cohen and Pruchnic and Dr. Birder. Mr. Pruchnic serves as the chairperson of our audit committee. Dr. Birder and Messrs. Cohen and Pruchnic each meet the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Each member of our audit committee is financially literate. In addition, our board of directors has determined that Mr. Pruchnic is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. This designation does not impose any duties, obligations or liabilities that are greater than are generally imposed on members of our audit committee and our board of directors. Our audit committee oversees our corporate accounting and financial reporting process, assists our board of directors in monitoring our financial systems and is responsible for, among other things:

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

Compensation Committee

The members of our compensation committee are Drs. Yoshimura, Birder and Kim. Dr. Kim serves as the chairperson of our compensation committee. The composition of our compensation committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Each member of such committee is: (i) an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”); and (ii) a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. Our compensation committee oversees our compensation policies, plans and benefits programs and is responsible for, among other things:

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

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our Common Stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them. The director or officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material non-public information subject to compliance with the terms of our insider trading policy. Prior to 180 days after the date of the pricing of our initial public offering of the Company, subject to early termination, the sale of any shares under such plans would be prohibited by the lock-up agreement that the director or officer has entered into with the underwriters.

Item 11. Executive Compensation.

Our named executive officers for the fiscal year ended December 31, 2023, which consist of our principal executive officer and the next two most highly compensated executive officers, are:

●	Jonathan Kaufman, our Chief Executive Officer;

●	Michael Chancellor, our Chief Medical Officer; and

●	Douglas Johnston, our Chief Financial Officer

Summary Compensation Table for Fiscal Years 2023 and 2022

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

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)		Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total
Jonathan Kaufman,	2023	$204,133	—	—	$119,250	(2)	—	—	—	$323,383
Chief Executive Officer	2022	$183,300	—	—	$730,500	(2)	—	—	—	$913,800
Michael Chancellor,	2023	$195,833	—	—	$119,250	(3)	—	—	—	$315,083
Chief Medical Officer	2022	$175,000	—	—	$730,500	(3)	—	—	—	$905,500
Douglas Johnston,	2023	$165,000	$20,000	—	$75,000	(4)	—	—	—	$260,000
Chief Financial Officer	2022	$67,500	—	—	—		—	—	—	$67,500

(1)	Amounts reflect the aggregate grant date fair value of the stock options granted to each named executive officer during the fiscal year ended December 31, 2022 and 2023, as computed in accordance with Financial Accounting Standards Board ASC 718.

(2)	During the fiscal year ended December 31, 2023, the Company granted Dr. Kaufman stock options exercisable for up to an aggregate of 79,500 shares of Common Stock, which had a grant date fair value of $1.50 per share. During the fiscal year ended December 31, 2022, the Company granted Dr. Kaufman Stock options exercisable for 260,000 shares of Common Stock, of which (i) stock options exercisable for up to 100,000 shares of Common Stock have a grant date fair value of $2.825 per share (which stock options were granted in order to replace expired stock options previously held by Dr. Kaufman) and (ii) stock options exercisable for up to 160,000 shares of Common Stock have a grant date fair value of $2.80 per share.

(3)

During the fiscal year ended December 31, 2023, the Company granted Dr. Chancellor stock options exercisable for up to an aggregate of 79,500 shares of Common Stock, which had a grant date fair value of $1.50 per share. During the fiscal year ended December 31, 2021, the Company granted Dr. Chancellor stock options exercisable for up to an aggregate of 260,000 shares of Common Stock, of which (i) stock options exercisable for up to 100,000 shares of Common Stock have a grant date fair value of $2.825 per share (which stock options were granted in order to replace expired stock options previously held by Dr. Chancellor) and (ii) stock options exercisable for up to 160,000 shares of Common Stock have a grant date fair value of $2.80 per share.

(4)	During the fiscal year ended December 31, 2023, the Company granted Mr. Johnston stock options exercisable for up to an aggregate of 50,000 shares of Common Stock, which had a grant date fair value of $1.50 per share.

Employment Agreements

Jonathan Kaufman

On July 17, 2020, Dr. Kaufman and the Company entered into an employment agreement appointing Dr. Kaufman as Chief Executive Officer of the Company (the “Kaufman Agreement”). The Kaufman Agreement establishes an employment term of two years beginning on July 17, 2020, which term will be automatically extended for successive one-year periods unless either party notifies the other party of its intention not to renew upon at least 90 days’ written notice prior to the applicable renewal date. The Kaufman Agreement provides Dr. Kaufman with an annual base salary of $183,300. In addition, Dr. Kaufman may be entitled to receive equity awards under the company’s stock incentive plans, as well as reimbursement of business expenses and bonus compensation, at the discretion of the board of directors, depending upon relevant factors, including but not limited to fundraising success, continued ongoing grant revenue, successful progress in the clinic and the Company’s financial position. The Kaufman Agreement also provides that Dr. Kaufman will participate in employee benefits plans, practices and programs maintained by the Company. On August 4, 2023, the Company and Dr. Kaufman entered into an amendment agreement, dated August 4, 2023 (the “Kaufman Amendment”), to the Kaufman Agreement. The Kaufman Amendment amended the Kaufman Agreement solely to increase Dr. Kaufman’s annual base salary by $50,000, to $233,300.

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

Michael Chancellor

On July 17, 2020, Dr. Chancellor and the Company entered into an employment agreement appointing Dr. Chancellor as Chief Medical Officer of the Company (the “Chancellor Agreement”). The Chancellor Agreement establishes an employment term of two years beginning on July 17, 2020, which term will be automatically extended for successive one-year periods unless either party notifies the other party of its intention not to renew upon at least 90 days’ written notice prior to the applicable renewal date. The Chancellor Agreement provides that Dr. Chancellor was initially to be paid an annual base salary of $45,650, provided that if the Company achieves adequate financial liquidity and net working capital in connection with a subsequent private offering, such salary may be increased up to a maximum of $175,000. This amount is currently covered by federal grant revenue. In addition, Dr. Chancellor may be entitled to receive equity awards under the Company’s stock incentive plans, as well as reimbursement of business expenses and bonus compensation at the discretion of the board of directors. The Chancellor Agreement also provides that Dr. Chancellor will participate in employee benefits plans, practices and programs maintained by the Company. On August 4, 2023, the Company and Dr. Chancellor entered into an amendment agreement, dated August 4, 2023 (the “Chancellor Amendment”), to Chancellor Agreement. The Chancellor Amendment amended the Chancellor Agreement solely to increase Dr. Chancellor’s annual base salary by $50,000, to $225,000.

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

Outstanding Equity Awards at 2023 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by our named executive officers as of December 31, 2023. Each award to each named executive officer is shown separately, with a footnote describing the award’s vesting schedule if not fully vested at December 31, 2023.

	Option Awards							Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Unvested	Market Value of Shares of Units of Stock Unvested	Equity Incentive Plan Awards: Number of Unearned Unvested Shares	Equity Incentive Plan Awards: Market or Payout Value of Unearned Unvested Shares
Jonathan Kaufman,	80,000		—		—	1.25	10/14/2015	—	—	—	—
Chief Executive Officer	200,000		—		—	1.25	10/15/2025	—	—	—	—
	100,000		—		—	1.25	10/12/2027	—	—	—	—
	66,666	(1)	33,334	(1)	—	5.00	03/31/2031	—	—	—	—
	106,666	(2)	53,334	(2)	—	5.00	09/03/2031	—	—	—	—
	79,500		—		—	2.19	06/16/2033	—	—	—	—
Michael Chancellor,	80,000		—		—	1.25	10/14/2015	—	—	—	—
Chief Medical Officer	200,000		—		—	1.25	10/15/2025	—	—	—	—
	100,000		—		—	1.25	10/12/2027	—	—	—	—
	66,666	(3)	33,334	(3)	—	5.00	3/31/2031	—	—	—	—
	106,666	(4)	53,334	(4)	—	5.00	9/3/2031	—	—	—	—
	79,500		—		—	2.19	06/16/2033	—	—	—	—
Douglas Johnston, Chief Financial Officer	50,000		—		—	2.19	06/16/2033	-	-	-	-

(1) Such stock options exercisable for up to an aggregate of 100,000 shares of Common Stock were granted under the 2020 Plan and vest annually in equal installments over three years, commencing on the first anniversary of the date of grant. There were 33,334 unvested options related to this grant as of December 31, 2023.

(2) Such stock options exercisable for up to an aggregate of 160,000 shares of Common Stock were granted under the 2020 Plan and vest annually in equal installments over three years commencing on the first anniversary of the date of grant. Of these options, 53,334 remain unvested related to this grant as of December 31, 2023.

(3) Such stock options exercisable for up to an aggregate of 100,000 shares of Common Stock were granted under the 2020 Plan and vest annually in equal installments over three years, commencing on the first anniversary of the date of grant. There were 33,334 unvested options related to this grant as of December 31, 2023.

(4) Such stock options exercisable for up to an aggregate of 160,000 shares of Common Stock were granted under the 2020 Plan and vest annually in equal installments over three years commencing on the first anniversary of the date of grant. Of these options, 53,334 remain unvested related to this grant as of December 31, 2023.

Director Compensation for Fiscal Year 2023

We have not implemented a formal policy with respect to compensation payable to our non-employee directors. From time to time, we have granted equity awards to attract individuals to join our board of directors and for their continued service thereon. In 2023, independent directors received $25,000 in cash compensation, or $12,500 if they served less than a full year in 2023. A former independent director who departed our board of directors in 2023 also received $12,500 for his services. In addition, in 2023 directors were granted options to purchase 25,000 shares of Common Stock at fair market value as of the date of issuance, expiring ten years from issuance. In addition, we reimburse our directors for expenses associated with attending meetings of our board of directors and its committees. Our board of directors is still in the process of considering the non-employee director compensation policy.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Stock Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Byong (Christopher) Kim	25,000	-	37,500	-	-	797	63,297
Ryan Pruchnic	25,000	-	37,500	-	-	-	62,500
Naoki Yoshimura	25,000	-	37,500	-	-	-	62,500
Lori Birder	12,500	-	-	-	-	-	12,500
Daniel Cohen	25,000	-	37,500	-	-	1,131	63,631
David Battleman	12,500	-	37,500	-	-	-	50,000

(1)	Such board member received stock options to purchase up to 25,000 shares of Common Stock, at an aggregate grant date fair value of $1.50 per share. Options were fully vested and exercisable upon grant date, at an exercise price of $2.19 per share.

(2)	The Company reimbursed board directors for travel-related expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of February 23, 2024 by (a) each person, or group of affiliated persons, who is known to us to own beneficially 5% or more of our outstanding equity securities; (b) each of our directors; (c) each of our named executive officers; and (d) all of our named executive officers and directors as a group. Except as otherwise indicated in the footnotes below, we believe, based on the information provided to us, that all persons listed below have sole voting power and investment power with respect to their shares of Common Stock or other equity securities that they beneficially own, subject to community property laws where applicable.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock or other equity securities of the Company that such person has the right to acquire within sixty (60) days of February 23, 2024. For purposes of computing the percentage of outstanding shares of our Common Stock or other equity securities of the Company held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of February 23, 2024 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares of Common Stock or other equity securities of the Company listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and executive officers is 7800 Susquehanna Street, Suite 505, Pittsburgh, PA 15208.

Name of and Address of Beneficial Owner(1):	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and executive officers
Jonathan Kaufman (2)	1,355,109	19.6%
Michael Chancellor (3)	1,398,897	20.2%
Douglas Johnston (4)	50,000	*	%
Lori Birder	-	-
Byong (Christopher) Kim (5)	35,000	*	%
Ryan Pruchnic (6)	35,000	*	%
Naoki Yoshimura (7)	39,000	*	%
Daniel Cohen (8)	25,000	*	%
All executive officers and directors as a group (8 persons)	2,938,006	37.8%

5% or greater stockholders:
Leaf Huang (9)	555,557	8.9%
Michele Gruber (10)	365,000	5.5%
Richa Mishra (11)	465,786	7.5%

*	Less than 1%

(1)	Except as otherwise indicated, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)	Number of shares of Common Stock beneficially owned consists of (i) 688,943 shares of Common Stock and (ii) 666,166 shares of Common Stock issuable upon the exercise of stock options held by Dr. Kaufman. Such number of shares beneficially owned does not include 53,334 shares of Common Stock issuable upon the exercise of stock options held by Dr. Kaufman, which will not vest within 60 days from the date of this Report. Such stock options held by Dr. Kaufman are exercisable for shares of Common Stock at prices ranging from $1.25 to $5.00 per share.

(3)	Number of shares of Common Stock beneficially owned consists of (i) 732,731 shares of Common Stock and (ii) 666,166 shares of Common Stock issuable upon the exercise of stock options held by Dr. Chancellor. Such number of shares beneficially owned does not include 53,334 shares of Common Stock issuable upon the exercise of stock options held by Dr. Chancellor, which will not vest within 60 days from the date of this Report. Such stock options held by Dr. Chancellor are exercisable for shares of Common Stock at prices ranging from $1.25 to $5.00 per share.

(4)	Number of shares of Common Stock beneficially owned consists of 50,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Johnston, which are exercisable for shares of Common Stock at $2.19 per share.

(5)	Number of shares of Common Stock beneficially owned consists of 35,000 shares of Common Stock issuable upon the exercise of stock options held by Dr. Kim, which are exercisable for shares of Common Stock at a price ranging from $2.19 to $5.00 per share.

(6)	Number of shares of Common Stock beneficially owned consists of 35,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Pruchnic, which are exercisable for shares of Common Stock at a price ranging from $2.19 to $5.00 per share.

(7)	Number of shares of Common Stock beneficially owned consists of 39,000 shares of Common Stock issuable upon the exercise of stock options held by Dr. Yoshimura, which are exercisable for shares of Common Stock at prices ranging from $1.25 to $5.00 per share.

(8)	Number of shares of Common Stock beneficially owned consists of 25,000 shares of Common Stock issuable upon the exercise of stock options held by Mr. Cohen, which are exercisable for shares of Common Stock at a price of $2.19 per share.

(9)	This information is based solely on an Amendment No. 1 to Schedule 13G filed by Leaf Huang with the SEC on January 25, 2024 (the “Schedule 13G”). In accordance with the disclosures set forth in the Schedule 13G, Mr. Huang reports sole voting and sole dispositive power over 555,556 shares of Common Stock. Based on the information provided in the Schedule 13G, the address of Mr. Huang is 4201 Branchwood Dr., Durham, NC 27705.

(10)

Number of shares of Common Stock beneficially owned consists of 365,000 shares of Common Stock issuable upon the exercise of stock options held by Mrs. Gruber. Such stock options held by Mrs. Gruber are exercisable for shares of Common Stock at prices ranging from $1.25 to $5.00 per share.

(11)

Based on information provided from a list of non-objecting beneficial owners list for the Common Stock as of February 14, 2024, such holder beneficially owns 465,786 shares of Common Stock and such holder’s address is c/o Lipella Pharmaceuticals Inc., 7800 Susquehanna Street, Suite 505, Pittsburgh, PA 15208.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (3)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance under the Plan (excluding securities reflected in column (a) (3))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,078,000	$1.25	—
Equity compensation plans approved by security holders (2)	1,375,000	$3.97	1,025,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,453,000		1,025,000

(1)	Represents the shares of Common Stock authorized for issuance under the 2008 Stock Incentive Plan (as amended and restated from time to time, the “2008 Plan”), which was approved by the Company’s stockholders on March 6, 2009. The 2008 Plan terminated in accordance with its terms in 2018. An aggregate of 2,400,000 shares were authorized for issuance under the 2008 Plan. As of December 31, 2023, options to purchase an aggregate of 1,114,667 shares of our Common Stock at an exercise price of $1.25 per share were outstanding under the 2008 Plan.

(2)

Represents the shares of Common Stock authorized for issuance under the 2020 Stock Incentive Plan (as amended and restated from time to time, the “2020 Plan”) in July 2020. The Board approved an amended and restated version of the 2020 Plan on November 10, 2022, subject to stockholder approval which was subsequently obtained. An aggregate of 1,000,000 shares were originally authorized for issuance under the 2020 Plan, and after the amendment in 2022 and our reverse stock split in connection with the IPO, an aggregate of 1,400,000 shares were authorized under the 2020 Plan. On November 21, 2023, our stockholders approved an amendment to the 2020 Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 1,400,000 shares to 2,400,000 shares. As of December 31, 2023, options to purchase an aggregate of 1,375,000 shares of our Common Stock at exercise prices ranging from $2.19 to $5.00 per share, with a weighted-average exercise price of $3.97 per share, were outstanding under the 2020 Plan, with 1,025,000 shares of our Common Stock remaining available for future issuance. Unissued shares subject to awards that expire, are forfeited, or are cancelled will again become available for issuance under the 2020 Plan.

(3)	As of December 31, 2023.

Equity Incentive Plans

2008 Stock Incentive Plan

Our board of directors adopted and our stockholders approved the 2008 Plan in March 2008. The 2008 Plan terminated in accordance with its terms in 2018; however, awards outstanding under the 2008 Plan continue to be governed by their existing terms.

Share Reserve. An aggregate of 2,400,000 shares were authorized for issuance under the 2008 Plan. As of December 31, 2023, options to purchase an aggregate of 1,078,000 shares of our Common Stock at an exercise price of $1.25 per share were outstanding under the 2008 Plan.

Administration. Our board of directors, or a committee thereof, has administered the 2008 Plan since its adoption; however, we intend for the compensation committee of our board of directors to administer the 2008 Plan to the extent such administration is necessary in light of the termination of the 2008 Plan.

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

Share Reserve. An aggregate of 1,000,000 shares of Common Stock were originally authorized for issuance under the 2020 Plan. In 2022, the Board and Stockholders approved the amended and restated 2020 Plan, and we effected a reverse stock split in connection with the IPO. Subsequently, on November 21, 2023, the 2020 Plan was amended to increase the number of shares of Common Stock authorized for issuance thereunder from 1,400,000 shares to 2,400,000 shares. As a result, an aggregate of 2,400,000 shares are currently authorized. As of February 23, 2024, options to purchase an aggregate of 1,375,000 shares of our Common Stock at exercise prices ranging from $2.19 to $5.00 per share, with a weighted-average exercise price of $3.79 per share, were outstanding under the 2020 Plan, with 1,025,000 shares of our Common Stock remaining available for future issuance. Unissued shares subject to awards that expire, are forfeited, or are cancelled will again become available for issuance under the 2020 Plan.

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

In August 2009 and January 2015, we issued an aggregate of $100,000 in promissory notes to our co-founder, Dr. Chancellor, of which an aggregate face value of approximately $75,000 had been outstanding immediately prior to our IPO (the “Chancellor Notes”). In connection with the IPO, the Company and Dr. Chancellor entered into a note cancellation and stock purchase agreement, pursuant to which the Chancellor Notes were cancelled and in connection therewith, Dr. Chancellor was issued an aggregate of 22,950 shares of Common Stock.

As of December 31, 2022, Jonathan Kaufman, the Company’s Chief Executive Officer, had contributed an aggregate of $250,000 in cash to the Company to support its continued operations, in the form of a note payable. This note was paid in full at maturity, and had a balance of $0 at December 31, 2023.

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

Item 14. Principal Accountant Fees and Services.

Urish Popeck & Co., LLC is our independent registered public accounting firm and performed the audits of our financial statements for the years ended December 31, 2023 and 2022. The following table sets forth all fees billed or to be billed for such periods:

	2023	2022
Audit fees (1)	$76,617	$92,397
Audit-related fees (2)	—	—
Tax fees (3)	14,108	9,554
All other fees	—	—
Total	$90,725	$101,951

(1) “Audit fees” include fees for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly condensed financial statements and advisory services on accounting matters that were addressed during the annual audit and quarterly review. This category also includes fees for services that were incurred in connection with statutory and regulatory filings or engagements, such as consents and review of documents filed with the SEC.

(2) “Audit-related fees” include fees billed for professional services rendered that are reasonably related to the performance of the audit or review of our financial statements including subscription for the online library of accounting research literature and are not reported under “Audit Fees”.

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

The audited balance sheets of the Company as of December 31, 2023 and December 31, 2022, the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of Urish Popeck & Co., LLC, an independent registered public accounting firm, are filed herewith.

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

Exhibit No.	Description of Exhibit
3.1(i)(a)	Second Amended and Restated Certificate of Incorporation(incorporated by reference to Exhibit 3.1(i)(a) to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).
3.1(i)(b)	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation(incorporated by reference to Exhibit 3.1(i)(b) to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).
3.1(i)(c)	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock(incorporated by reference to Exhibit 3.1(i)(c) to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).
3.1(ii)	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1(ii) to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).
4.1	Form of Underwriters’ Warrant, (filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.3	Form of Pre-Funded Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2023 and incorporated by reference herein).
4.4	Form of Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2023 and incorporated by reference herein).
4.5	Form of Placement Agent Warrant (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2023 and incorporated by reference herein).
10.1+	Employment Agreement by and between the Company and Jonathan Kaufman, effective as of July 17, 2020 (filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1, filed with the SEC on July 29, 2022 and incorporated by reference herein).
10.2+	Amendment No. 1 to the Employment Agreement, dated August 4, 2023, by and between Lipella Pharmaceuticals Inc. and Jonathan Kaufman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2023 and incorporated by reference herein).
10.3+	Employment Agreement by and between the Company and Michael Chancellor, effective as of July 17, 2020, (filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1, filed with the SEC on July 29, 2022 and incorporated by reference herein).
10.4+	Amendment No. 1 to the Employment Agreement, dated August 4, 2023, by and between Lipella Pharmaceuticals Inc. and Michael Chancellor (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2023 and incorporated by reference herein).
10.5+	Employment Agreement by and between the Company and Douglas Johnston, entered into on November 9, 2022 and effective as of November 1, 2022, filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).

10.6+	Lipella Pharmaceuticals Inc. 2008 Stock Incentive Plan, (filed as Exhibit 10.4 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
10.7+	Form of Stock Option Agreement for Lipella Pharmaceuticals Inc. 2008 Stock Incentive Plan, (filed as Exhibit 10.5 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
10.8+	Form of Lipella Pharmaceuticals Inc. 2020 Stock Incentive Plan, as amended and restated, (filed as Exhibit 10.8 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
10.9+	Form of Option Agreement for Lipella Pharmaceuticals Inc. Amended and Restated 2020 Stock Incentive Plan, (filed as Exhibit 10.9 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
10.10+	Form of Restricted Stock Unit Agreement for Lipella Pharmaceuticals Inc. Amended and Restated 2020 Stock Incentive Plan, (filed as Exhibit 10.10 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
10.11	Lease dated June 1, 2019 between Bridgeway Development Corporation and Lipella Pharmaceuticals Inc., (filed as Exhibit 10.11 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
10.12	Amendment No. 2 to Lease Agreement between Bridgeway Development Corporation and Lipella Pharmaceuticals Inc. dated July 2, 2020, (filed as Exhibit 10.12 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
10.13	Lease Agreement, executed on July 27, 2023, between Lipella Pharmaceuticals Inc. and Bridgeway Development Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 2, 2023 and incorporated by reference herein).
10.14	Note Cancellation and Stock Purchase Agreement between Dr. Michael Chancellor and Lipella Pharmaceuticals Inc., (filed as Exhibit 10.14 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
10.15+	Form of Indemnification Agreement for Lipella Pharmaceuticals Inc, (filed as Exhibit 10.15 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
10.16	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2023 and incorporated by reference herein).

10.17	Form of Registration Rights Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 2, 2023 and incorporated by reference herein).
14.1*	Code of Conduct and Ethics
19.1*	Insider trading policy of the Company
23.1*	Consent of Urish Popeck & Co., LLC, independent registered accounting firm.
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Lipella Pharmaceuticals Inc.

Date: February 27, 2024	By:	/s/ Jonathan Kaufman
Name: Jonathan Kaufman
Title: President and Chief Executive Officer

Date: February 27, 2024	By:	/s/ Douglas Johnston
Name: Douglas Johnston
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2024	By:	/s/ Jonathan Kaufman
Jonathan Kaufman
Director

Date:	February 27, 2024	By:	/s/ Michael Chancellor
Michael Chancellor
Director

Date:	February 27, 2024	By:	/s/ Lori Birder
Lori Birder
Director

Date:	February 27, 2024	By:	/s/ Byong (Christopher) Kim
Byong (Christopher) Kim
Director

Date:	February 27, 2024	By:	/s/ Ryan Pruchnic
Ryan Pruchnic
Director

Date:	February 27, 2024	By:	/s/ Naoki Yoshimura
Naoki Yoshimura
Director

Date:	February 27, 2024	By:	/s/ Daniel Cohen
Daniel Cohen Director

LIPELLA PHARMACEUTICALS INC.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Lipella Pharmaceuticals Inc.

Pittsburgh, PA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lipella Pharmaceuticals Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit at December 31, 2023. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Urish Popeck & Co., LLC

Pittsburgh, PA

February 27, 2024

Lipella Pharmaceuticals Inc.

Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$3,293,738	$5,121,743
Grants receivable	32,286	113,655
Prepaid expenses	103,256	563,891
Total Current Assets	3,429,280	5,799,289
Property and Equipment
Furniture, fixtures and equipment	140,294	125,859
Furniture, fixtures and equipment (Accumulated Depreciation)	(127,544)	(125,859)
Furniture and fixtures, net	12,750	—
Other Assets
Operating lease right of use asset	135,144	$150,821
Total Other Assets	135,144	$150,821
Total Assets	$3,577,174	$5,950,110
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	138,016	384,357
Accrued expenses	77,280	389,209
Operating lease liability	89,223	58,262
Payroll liability	80,836	67,832
Notes payable, current	—	25,000
Related party loan	—	250,000
Related party interest	—	3,596
Total Current Liabilities	385,355	1,178,256
Operating lease liability, net of current portion	47,371	96,258
Total Liabilities	432,726	1,274,514
See Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.0001 par value; 20,000,000 shares authorized; -0- shares issued and outstanding at December 31, 2023 and December 31, 2022	$—	$—
Common stock, $.0001 par value; 200,000,000 shares authorized; 6,053,956 shares issued and outstanding at December 31, 2023 and 5,743,956 at December 31, 2022	605	574
Additional paid-in capital*	13,467,686	10,379,900
Accumulated deficit	(10,323,843)	(5,704,878)
Total stockholders’ equity	3,144,448	4,675,596
Total liabilities and stockholders’ equity	$3,577,174	$5,950,110

The accompanying notes are an integral part of these financial statements.

Lipella Pharmaceuticals Inc.

Statements of Operations

	For the year ended
	December 31, 2023	December 31, 2022
Grant revenues	$449,617	$184,156
Contract revenues	—	—
Total revenues	449,617	184,156

Cost and expenses
Research and development	3,038,836	2,547,677
General and administrative	2,156,734	226,192
Total costs and expenses	5,195,570	2,773,869
Loss from operations	(4,745,953)	(2,589,713)

Other income (expense)
Other income	—	(45)
Interest income	137,836	1,678
Interest expense related party	(10,848)	(9,612)
Total other income/(expense)	126,988	(7,979)
Loss before income taxes	(4,618,965)	(2,597,692)
Provision for income taxes	—	—
Net Loss	$(4,618,965)	$(2,597,692)

Loss per share of Common Stock
Basic	$(0.77)	$(0.64)
Dilutive	$(0.77)	$(0.64)

Weighted-average shares of Common Stock outstanding:
Basic	6,003,074	4,060,624
Dilutive	6,003,074	4,060,624

The accompanying notes are an integral part of these financial statements.

Lipella Pharmaceuticals Inc.

Statements of Stockholder’s Equity (Deficit)

	Series A Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	*Shares	Amount	capital	Deficit	Total
Balances, December 31, 2021	1,592,447	$159	3,866,625	$387	$4,530,193	$(3,107,187)	$1,423,552
Net loss	—	—	—	—	—	(2,597,692)	(2,597,692)
Share based compensation	—	—	—	—	747,396	—	747,396
Conversion of Series A Preferred stock to Common Stock	(1,592,447)	(159)	636,990	64	95	—	—
Conversion of related party notes to Common Stock		—	22,950	2	138,808	—	138,810
Issuance of Common Stock, net of issuance costs		—	1,217,391	121	4,963,408	—	4,963,530
Balances, December 31, 2022	—	—	5,743,956	574	10,379,900	(5,704,878)	4,675,596

Net loss	—	—	—	—	—	(4,618,965)	(4,618,965)
Share based compensation	—	—	—	—	1,355,016	—	1,355,016
Shares issued for services	—	—	60,000	6	121,194	—	121,200
Issuance of warrants, net of issuance costs of $388,399	—	—	—	—	1,611,601	—	1,611,601
Warrants converted to Common Stock	—	—	250,000	25	(25)	—	—
Balances, December 31, 2023	—	$—	6,053,956	$605	$13,467,686	$(10,323,843)	$3,144,448

The accompanying notes are an integral part of these financial statements.

Lipella Pharmaceuticals Inc.

Statements of Cash Flows

	The year ended
	December 31,
	2023		2022
Cash flow from operating activities:
Net loss		$(4,618,965)	$(2,597,692)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization		1,685	—
Shares issued for services		121,200	—
Non-cash stock option expense		1,355,016	747,396
Interest expense related party net (non-cash)		—	9,612
Changes in operating assets and liabilities:
Operating right of use asset		(2,249)	538
Grants receivable		81,369	(113,655)
Prepaid expense		460,634	(470,175)
Accounts payable		(246,341)	337,456
Accrued expenses		(315,525)	237,688
Payroll liability		13,004	17,671
Net cash used in operating activities		(3,150,172)	(1,831,161)
Cash flow from investing activities:
Sale of marketable securities		—	300,546
Purchase of Property, plant, and equipment		(14,434)	—
Net cash used in investing activities		(14,434)	300,546
Cash flow from financing activities:
Proceeds from note payable		—	25,000
Proceeds from note payable, related party		—	250,000
Repayment of notes payable, related party		(250,000)	—
Repayment of notes payable		(25,000)	—
Proceeds from issuance of common stock, net of issuance costs		—	4,963,530
Proceeds from issuance of warrants, net of issuance costs		1,611,601	—
Net cash used in financing activities		1,336,601	5,238,530
Net increase (decrease) in cash, cash equivalents		(1,828,005)	3,707,915
Cash, and cash equivalents at beginning of period		5,121,743	1,413,828
Cash, and cash equivalents at end of period		3,293,738	$5,121,743

Supplemental disclosure of cash flow information:
Interest Paid		$(11,358)	$—
Income taxes paid		—	—
Supplemental disclosure of cash flow information:
Issuance of common stock for forgiveness of related party note	$		$138,810
Issuance of common stock for services		$121,200	—

The accompanying notes are an integral part of these financial statements.

Lipella Pharmaceuticals Inc.

NOTES TO FINANCIAL STATEMENTS

1. Background

Lipella Pharmaceuticals Inc. (the “Company”, “we”, “us” or “our”) is a clinical-stage biotechnology company focused on developing new drugs by reformulating the active agents in existing generic drugs and optimizing these reformulations for new applications. Our operations consist of research, preclinical development and clinical development activities, and our most advanced program is in Phase 2a clinical development. Since our inception in 2005, we have historically financed our operations through a combination of federal grant revenue, licensing revenue, manufacturing revenue, as well as equity and debt financing. On December 19, 2022, a reverse stock split (hereafter, the “Stock Split”) was effected, with a 2.5 to 1 share conversion ratio for all shares of common stock outstanding. The Company’s outstanding share and per share amounts in these financial statements have been adjusted to give effect to the Stock Split, for all periods presented. For more information, see Note 11 - Common Stock.

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

The Company’s net loss for the years ended December 31, 2023 and 2022 was $4,618,965 and $2,597,692, respectively. Since inception, the Company has incurred losses and has an accumulated deficit of $10,323,843 at December 31, 2023. At December 31, 2023, the Company had available cash and cash equivalents of $3,293,738 and a net working capital of $3,043,925. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. Management’s plans with respect to operations include the sustained and aggressive developing and marketing of pharmaceutical products both domestically and abroad, and raising additional capital through sales of equity securities as may be necessary to pursue our business plans and sustain operations until such time as the Company can achieve profitability. These funds, and our funds available under existing government contracts, should be sufficient to enable us to meet our obligations as they come due for at least the next twelve months from the issuance date of these financial statements.

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

Accounts Receivable

We report accounts receivable at net realizable value. When required we estimate losses on uncollectible accounts receivable based upon historical data. Such allowance for doubtful accounts is estimated based upon management’s assessment of individual accounts. The Company concluded that an allowance for doubtful accounts is not considered necessary at December 31, 2023 and 2022, as there were no outstanding accounts receivable.

Prepaid Expenses

Our insurance policies have a 12-month term, and annually renew each June and December. Premiums are paid in advance either, annually, quarterly, or monthly. The collective value of any prepaid portions of policy terms is record at cost. Contracts involving pre-payment are capitalized and amortized in accordance with performance. In addition, costs directly associated with equity issuances for which the proceeds have not been received are deferred and will be recognized as an offset to proceeds received.

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

At December 31, 2023, the Company had long-lived assets of $140,294, with accumulated depreciation of $127,544, for a net value $12,750. At December 31, 2022, the Company’s long-lived assets of $125,859 were fully depreciated. Depreciation expense was $1,685 for the year ended December 31, 2023 and $0 for December 31, 2022.

Accounts Payable

Accounts payable are short term liabilities with product/service vendors including any credit-card liability.

Accrued Expenses

Accrued expenses are recorded when incurred but have not been paid by year-end. See Note 6 related to the balance at December 31, 2023 and 2022.

Unearned Grant Revenue

Unearned grant revenue results from drawdown requests to various federal agencies for reimbursement of costs prior to being incurred during the operation of research and development programs. At December 31, 2023 and 2022, there were no unearned grant revenues.

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

Payment terms vary, but are generally due within 60 days.

Contract Assets

A contract asset is our right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, we will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment. At December 31, 2023 and 2022, there were no contract assets related to contract revenues.

Contract Liabilities

A contract liability is our obligation to transfer goods or services to a customer when the customer prepays consideration.

Contract liabilities consist primarily of consideration received on project work to be performed whereby the Company expects to recognize related revenue at a later date, upon satisfaction of the contract obligations. Contract liabilities may also be described as deferred revenue. At December 31, 2023 and 2022, there were no contract liabilities related to contract revenues.

Disaggregation of Revenues

For the Company’s time and material projects, the Company recognizes revenue over time. This is generally due to the customer simultaneously receiving the benefit, while the Company is owed for its services to date and has an enforceable right and/or the Company would incur significant re-work of the specified item. The Company uses a method to best depict the transfer of control which is generally hours incurred (input method) or units produced (output method). For each of the years ended December 31, 2023 and 2022, the Company recognized $0 in revenues over time.

Grant Revenues

The Company has concluded its government grants are not within the scope of Topic 606, as government entities do not meet the definition of a “customer” as defined by Topic 606, because there is not considered to be a transfer of control of goods or services to the government entity funding the grant. Grant revenue, which is not within the scope of Topic 606, consists of funding under cost reimbursement programs primarily from federal and non-profit foundation sources for qualified research and development activities performed by us, and as such, are not based on estimates that are susceptible to change. Such amounts are invoiced and recorded as revenue as grant-funded activities are performed, with any advance funding recorded as deferred revenue until the activities are performed. The Company believes the recognition of revenue as costs are incurred and amounts become earned/realizable is analogous to the concept of transfer of control of a service over time under ASC 606. The Company’s grant revenues are primarily with the National Institutes of Health (“NIH”).

Recently Adopted Accounting Pronouncements

In January 2019, we adopted ASU 2016-02, Leases (“Topic 842”), which requires lessees to put most leases with a term greater than 12 months on their balance sheets, but recognize expenses on their statement of operations in a manner similar to current accounting practice. Under the guidance, lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The Company used the package of practical expedients permitted under the transition guidance that allowed us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company elected the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. Additionally, the Company elected the hindsight practical expedient to determine the reasonably certain lease terms for existing leases. The adoption of this standard had no impact to the Company during 2019, as the Company’s lease was less than 12 months.

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, with additional updates and amendments being issued in 2018, 2019, 2020 and 2022 (collectively, “ASC 326”). The new standard updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally results in the earlier recognition of an allowance for credit losses. The Company adopted ASC 326 on a modified retrospective basis as of January 1, 2023 with no impact to the Company.

Lease Obligations

The Company determines if an agreement is a lease at inception. The Company evaluates the lease terms to determine whether the lease will be accounted for as an operating or finance lease. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current portion, and operating lease liabilities, net of current portion in our balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at a commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

A lease that transfers substantially all of the benefits and risks incidental to ownership of property are accounted for as finance leases. At the inception of a finance lease, an asset and finance lease obligation is recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property’s fair market value. Finance lease obligations are classified as either current or long-term based on the due dates of future minimum lease payments, net of interest. At December 31, 2023 and 2022, there were no finance leases.

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

The Company follows FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At December 31, 2023 and 2022, the Company had no material uncertain tax positions to be accounted for in the financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense.

Concentration Of Credit Risk

The Company’s grant revenues and receivables were with the NIH. The NIH is an agency of the United States Department of Health & Human Services and the Company believes amounts are fully collectible from this agency. There were no contract revenues for the years ended December 31, 2023 and 2022.

Earnings Per Share

Basic net loss per common share of common stock is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Shares of the Company’s common stock underlying pre-funded warrants are included in the calculation of basic and diluted earnings per share.  Diluted net loss per share of common stock is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and warrants. Diluted net loss per share of common stock for the year ended December 31, 2023 and 2022 is the same as basic net loss per share of common stock as the common stock equivalents were anti-dilutive due to the net loss.

At December 31, 2023 and 2022, the common stock equivalents were, as follows:

	December 31,
	2023	2022
Shares of common stock issuable under equity incentive plans outstanding	3,054,000	2,054,000
Shares of common stock issuable upon exercise of warrants	1,558,467	143,994
Common stock equivalents excluded from diluted net loss per share	4,612,467	2,197,994

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

At December 31, 2023 and 2022, the Company’s financial instruments consist primarily of: cash and cash equivalents, marketable securities, accounts payable and accrued liabilities. For cash equivalents, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of December 31, 2023 and 2022 were considered representative of their fair values due to their short term to maturity.

At December 31, 2022, there were no cash equivalents or marketable debt securities. For marketable securities at December 31, 2023, the fair value input levels are summarized below:

December 31, 2023	Level 1	Level 2	Level 3	Total
Cash Equivalents (maturity less than 90 days)
Commercial Paper	$—	$—	$—	$—
Corporate bonds	—	—	—	—
Money market funds	3,052,648	—	—	3,052,648
Total Cash equivalents	3,052,648	—	—	3,052,648

Marketable Securities
Commercial Paper	—	—	—	—
Corporate bonds	—	—	—	—
Total Marketable Securities	—	—	—	—
Total Cash equivalents and marketable securities	$3,052,648	$—	$—	$3,052,648

There were no marketable debt securities as of December 31, 2023 and December 31, 2022.

5. Prepaid Expenses

At December 31, 2023, prepaid expenses consisted of $88,554 of prepaid insurance, and $14,702 of prepaid expenses. At December 31, 2022, prepaid expenses consisted of $433,890 of prepaid insurance, and $130,000 of prepaid consulting expense.

6. Accrued Expenses

At December 31, 2023 accrued expenses consisted of $19,575 in accrued clinical expenses, $5,655 in professional service expenses, and $52,050 in franchise tax expense. At December 31, 2022 accrued expenses consisted of $224,871 in professional service expenses and costs of equity, and $164,338 in accrued clinical expenses related to our clinical research trials.

7. Notes Payable – Related Party

The Company issued notes for cash contributions made by Dr. Michael Chancellor, our co-founder and chief medical officer, which were outstanding as of December 31, 2021. These notes and related accrued interest totaling $138,810 were exchanged for 22,950 shares of Common Stock in December 2022.

In October and November 2022, the Company received cash contributions of $150,000 and $100,000, respectively, from Dr. Jonathan Kaufman, the Company’s Chief Executive Officer, to support its continued operations. In consideration for such contributions, the Company issued Mr. Kaufman a note payable due within one year with an aggregate face value of $250,000. The note was paid in full in June 2023.

The note obligations and accrued interest are provided in the following table:

Origination	Original Principal	Current Principal	Rate	Maturity	Accrued Interest - Related Party December 31, 2023	Accrued Interest - Related Party December 31, 2022	Category
August 21, 2009 (Chancellor Note)	$25,000	$—	8.75%	11/22/09	$—	$—
January 25, 2015 (Chancellor Note)	$50,000	$—	8.75%	01/24/25	$—	$—
November 1, 2022 (Kaufman Note)	$250,000	$—	8.75%	06/30/23	$—	$3,596	Current
Total	$325,000	$—			$—	$3,596

8. Letter of Credit

The Company had a letter of credit with a bank permitting it to borrow an aggregate of $50,000 which was due upon demand. The letter of credit was collateralized by substantially all of the Company’s assets and personally guaranteed by Dr. Jonathan Kaufman, our co-founder and chief executive officer. The outstanding advances under the line of credit bear interest at the lending bank’s prime rate plus 3.10%. The outstanding balance at December 31, 2023 and 2022 was $0 and $25,000, respectively. The letter of credit was paid in full in February 2023.

9. Stock Options

The Company has two stock incentive plans (each, a “Stock Option Plan”), each of which provides for the grant of both incentive stock options and nonqualified stock options. Under the terms of the Stock Option Plans, the maximum number of shares of common stock for which incentive and/or nonqualified options may be issued is 3,078,000 shares. This number is comprised of 1,078,000 options already issued and outstanding (non-expired) from the 2008 stock option plan, and 2,400,000 options as the maximum issuable under the 2020 stock option plan. Incentive stock options are granted with an exercise price determined by the board. Unless otherwise provided for in an associated board consent, vesting terminates once the optionee is no longer affiliated with the Company. These options generally expire 10 years from the date of the grant. Stock options are granted with an exercise price not less than the fair market value of the underlying common stock on the date of the grant. Unless otherwise specified by the board, all grants vest fully over a three-year period, provided that the employee continues to be employed. Vesting terminates once the optionee is no longer an employee. If an employee leaves the Company prior to fully vesting their option awards, the remaining unvested portion is considered forfeited, and the earlier recognition of the unvested shares is reversed during the period of forfeiture. As of December 31, 2023, there were $507,398 in unrecognized compensation costs related to non-vested share-based compensation arrangements granted to be recognized over the remaining vesting period of less than one year.

The Company recognized $1,355,016 of compensation costs for the year ended December 31, 2023 and $747,396 of compensation costs for the year ended December 31, 2022.

The following is an analysis of options to purchase shares of the Company’s common stock issued and outstanding as of December 31, 2023 and 2022:

	Shares	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Term (in Years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2021	2,044,000	$2.82	6.61	$4,446,667
Granted	10,000	5.00	9.16
Expired	—	—
Cancelled	—	—
Exercised	—	—
Outstanding as of December 31, 2022	2,054,000	2.84	5.51	605,687
Granted	424,000	2.19	9.46
Expired	—	—
Cancelled	(25,000)	—
Exercised	—	—
Outstanding as of December 31, 2023	2,453,000	$2.73	5.19	$0

Vested as of December 31, 2023	2,272,333
Exercisable as of December 31, 2023	2,272,333
Exercisable as of December 31, 2022	1,620,667

A summary of status of the Company’s non-vested options as of and changes during the years ended December 31, 2023 and 2022 is presented below:

	Number of Shares underlying stock options	Weighted- Average Fair Value Grant Date
Nonvested at December 31, 2021	688,667	$2.82
Granted	10,000	2.84
Vested	(264,000)	2.82
Expired	—	0.00
Nonvested at December 31, 2022	434,667	$2.82
Granted	424,000	2.19
Vested	(678,000)	1.79
Expired	—	0.00
Nonvested at December 31, 2023	180,667	$2.81

Stock Option Grants - During the years ended December 31, 2023 and 2022, the Company issued stock options on the following dates:

On March 1, 2022, the Company issued 10,000 stock options at a $5.00 strike price, which vested immediately upon issuance.

On June 16, 2023, the Company issued 424,000 stock options at a $2.19 strike price, vesting immediately upon issuance.

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2023 and 2022 using the Black-Scholes option-pricing model were as follows:

	2023	2022
Weighted-average exercise price of options granted	$2.19	5.00
Expected volatility	83.5%	75%
Expected life (in years)	5	10
Risk-free interest rate (range)	3.99%	0.73-1.74%
Expected dividend yield	$—	—

10. Preferred Stock

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

The Company issued 1,592,447 shares of Series A Convertible Preferred Stock at $0.60 per share over a period beginning September 2008 through June 2013, for gross proceeds of $833,188. The implied price of the Series A issuance, $0.5232 per share, is $0.0768 per share less than the $0.60 offering price. This difference is associated with the conversion terms of three debt instruments issued from June 2006 through April 2008 that had total face value of $351,500, and converted into a total of 789,634 of the 1,592,447 shares, which imputes the additional $122,280 to interest and/or conversion discounts. In addition, $351,500 face value of the debt instruments had associated warrants. All consideration upon the issuance of convertible debt plus warrants was imputed to the debt component leaving the associated warrants having no value. All note-associated warrants have expired.

The Series A Convertible Preferred Stock is convertible into Common Stock on a one-to-one basis. In the event of the liquidation or dissolution of the Company, the holders of the Series A Convertible Preferred Stock are entitled to receive the greater of $0.60 per share, representing a liquidation preference of $0 for the shares of Series A Convertible Preferred Stock outstanding as of December 31, 2023 and 2022. The Series A Convertible Preferred Stock is not entitled to dividends, and is not considered “participating” preferred, meaning converted securities are not entitled to a liquidation preference, and if a liquidation preference has been taken, the associated security interest is dissolved. All of the Series A Convertible Preferred Stock will automatically convert into Common Stock upon any one of the following three conditions: a public offering of at least $7,000,000 of gross proceeds, the optional conversion of at least 80% of issued Series A shares, or a majority Series A vote to convert the entire class. The Series A shares have average-weighted anti-dilution protection. This protection would become effective upon the issuance of Common Stock (or securities convertible into Common Stock) at a price below $.60 per share.

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

In the year ended December 31, 2022, all 1,592,447 outstanding shares of Series A Stock were converted to Common Stock on a 1:1 basis. After the effect of the Stock Split, this conversion resulted in the issuance of an aggregate of 636,990 shares of Common Stock to the holders of such Series A Stock. There were no shares of Series A Stock outstanding at December 31, 2022 or December 31, 2023.

11. Common Stock

The Company’s Second Amended and Restated Certificate of Incorporation authorizes the issuance of 200,000,000 shares of Common Stock, par value $0.0001 per share (“Common Stock”). On December 19, 2022, a reverse stock split (the “Stock Split”) was effected, with a 2.5 to 1 share conversion ratio for all shares of common stock outstanding. The Company’s outstanding share and per share amounts in these financial statements have been adjusted to give effect to the Stock Split, for all periods presented. There were 6,053,956 shares of common stock outstanding as of December 31, 2023, and there were 5,743,945 shares of common stock outstanding as of December 31, 2022.

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

On November 28, 2023, we issued 250,000 shares of Common Stock for the exercise of the same number of pre-funded warrants. See Note 12 for details of the pre-funded warrants. During the year end December 31, 2023, the Company also issued 60,000 shares of Common Stock in exchange for services rendered by a third party.

The Common Stock is subject to and qualified by the rights of the Series A Stock. Upon the dissolution or liquidation of the Company, the holders of Common Stock will be entitled to receive all assets of the Company available for distribution to its stockholders, subject to any preferential rights of any then outstanding Series A Stock.

12. Warrants

On October 23, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “Private Placement”) of pre-funded common stock purchase warrants (“Pre-Funded Warrants”) to purchase up to 1,315,790 shares of Common Stock, with an exercise price of $0.001 per share, and common stock purchase warrants (the “Warrants”) to purchase up to 1,315,790 shares of Common Stock, with an exercise price of $1.40 per share. The gross proceeds to the Company from the Private Placement were approximately $2.0 million, before deducting placement agent fees and expenses and offering expenses payable by the Company. The Warrants and the Pre-Funded Warrants are immediately exercisable for three years from issuance and are subject to 4.99% and 9.99% beneficial ownership limitations (as applicable). The combined purchase price for one Pre-Funded Warrant and one accompanying Warrant was $1.519. The closing of the Private Placement contemplated by the Purchase Agreement occurred on October 25, 2023. No warrants were issued in the year ended December 31, 2022. The Company had no warrant liabilities at December 31, 2023 and 2022.

13. Commitments and contingencies

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

The Company entered into a lease agreement beginning July 1, 2020, for the Company’s principal headquarters on the fifth floor of 7800 Susquehanna Street, Pittsburgh, Pennsylvania, which includes office space and sterile manufacturing operations (the “Lease”). The Lease has a five-year term and includes an option for renewal, which is not reasonably certain and is excluded from the right of use calculation. On July 26, 2023, the Company entered a second lease for additional space on the fourth floor of the same building (the “Fourth Floor Lease,” and together with the Lease, the “Leases”), commencing August 1, 2023 and co-terminating with the existing Lease on June 30, 2025. Future minimum rent payments as of December 31, 2023 are as follows:

Year ending
2024	$95,537
2025	$48,280
Total minimum lease payments	$143,817
Less: amount representing interest	$(7,223)
Present value of minimum lease payments	$136,594

As of December 31, 2023, the Company had an ROU asset of $135,144, and current and non-current operating lease liabilities of $89,223 and $47,371, respectively. As of December 31, 2022, the Company had $150,821 of operating lease ROU assets, and $58,262 and $96,258 of current and non-current lease liabilities, respectively, recorded on the balance sheets. The lease expense for the year ended December 31, 2023 and 2022 was $77,763 and $64,823, respectively. The weighted average remaining lease term and discount rate was 1.5 years and 6.5%, respectively.

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

14. Income Taxes

As of December 31, 2023, the Company had a U.S. federal net operating loss of approximately $4,124,812. Such operating losses may be used to reduce future taxable income and tax liabilities. The net operating loss expire at various dates between 2029 and 2039. Additionally the Company has federal net operating loss carryforwards generated after 2017 of approximately $3,197,036 that have an indefinite life but with a limited usage of 80% of the taxable income in any given tax year. State net operating loss carryforwards may be used to reduce future taxable income and liabilities and will expire at various dates between 2029 and 2041. The Company's state net operating loss usage is limited to 40% of the taxable income in any given tax year.

The primary components of the deferred tax assets are as follows:

December 31,	2023	2022
Deferred tax assets:
Net Operating loss carryforwards	$1,159,128	$1,377,258
Interest on related party note	—	1,039
Stock Option Expense	811,849	241,030
R&D Expense	872,178	658,311
Other	12,842	—
Subtotal	2,855,997	2,277,638
Valuation allowance	(2,855,997)	(2,277,638)
Net deferred income tax assets (liabilities)	—	—

Because of our cumulative losses, substantially all the deferred tax assets have been fully offset by a valuation allowance. We have not paid income taxes for the years ended December 31, 2023 and 2022.

The income tax provision attributable to loss before income tax benefit for the years ended December 31, 2023 and 2022 differed from the amounts computed by applying the U.S. federal statutory tax rate of 21.0% as a result of the following:

	For the years ended December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	7.11%	7.9%
Non-deductible parking expenses	0.0%	0.0%
Change in valuation allowance	(28.11)%	(28.9)%
Effective tax rate	0.0%	0.0%

The change in valuation allowance for the year ending December 31, 2023 was an increase of $578,359.

The Company’s 2019 through 2023 tax years remain subject to examination by the Internal Revenue Services for federal tax purposes and the Pennsylvania Department of Taxation for state purposes.

15. Subsequent Events

Subsequent events have been evaluated through the date of the independent auditors’ report, which is the date the financial statements were available to be issued. On January 12, 2024, the Company financed certain insurance policies for an aggregate of $362,500 to be paid in nine equal monthly installments of $31,531 with an initial downpayment of $90,625. The agreement bears interest at 10.392% per annum.