Form 10-Q
period 2024-03-31
LIPELLA PHARMACEUTICALS INC.
filed 2024-05-09
CIK 1347242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

As of May 8, there were 7,605,636 shares of common stock, par value $0.0001 per share, of the registrant outstanding.

Lipella Pharmaceuticals Inc.

Form 10-Q

March 31, 2024

References in this Quarterly Report on Form 10-Q to the “Company,” “Lipella,” “we,” “us,” or “our” mean Lipella Pharmaceuticals Inc. unless otherwise expressly stated or the context indicates otherwise.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Lipella Pharmaceuticals Inc.

CONDENSED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$2,105,299	$3,293,738
Grants receivable	68,934	32,286
Prepaid expenses	836,857	103,256
Total Current Assets	3,011,090	3,429,280
Property and Equipment
Furniture, fixtures and equipment	140,294	140,294
Furniture, fixtures and equipment (Accumulated Depreciation)	(128,265)	(127,544)
Furniture and fixtures, net	12,029	12,750
Other Assets
Operating lease right of use asset	114,038	135,144
Total Assets	$3,137,157	$3,577,174
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$293,835	$138,016
Accrued expenses	84,929	77,280
Operating lease liability	91,705	89,223
Payroll liability	81,412	80,836
Total Current Liabilities	551,881	385,355
Operating lease liability, net of current portion	23,997	47,371
Total Liabilities	$575,878	$432,726
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 20,000,000 shares authorized; -0- shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	$—	$—
Common stock, $0.0001 par value; 200,000,000 shares authorized, 7,039,846 and 6,053,956 shares issued and outstanding at March 31, 2024 and at December 31, 2023, respectively	704	605
Additional paid-in capital	14,076,227	13,467,686
Accumulated deficit	(11,515,652)	(10,323,843)
Total stockholders’ equity	2,561,279	3,144,448
Total liabilities and stockholders’ equity	$3,137,157	$3,577,174

The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023
Grant revenues	$145,880	$118,048
Total revenues	145,880	118,048

Cost and expenses
Research and development	842,600	693,730
General and administrative	520,926	508,750
Total costs and expenses	1,363,526	1,202,480
Loss from operations	(1,217,646)	(1,084,432)

Other income (expense)
Interest income, net	25,837	22,001
Interest expense related party	—	(5,394)
Total other income (expense)	25,837	16,607
Loss before income taxes	(1,191,809)	(1,067,825)
Provision for income taxes	—	—
Net Loss	$(1,191,809)	$(1,067,825)

Loss per common share
Basic	(0.16)	(0.19)
Dilutive	(0.16)	(0.19)

Weighted-average of common shares outstanding:
Basic	7,292,396	5,743,945
Dilutive	7,292,396	5,743,945

The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balances, December 31, 2022	5,743,945	$574	$10,379,900	$(5,704,878)	$4,675,596
Net loss	—	—	—	(1,067,825)	(1,067,825)
Stock-based compensation	—	—	208,639	—	208,639
Balances, March 31, 2023	5,743,945	574	10,588,539	(6,772,703)	3,816,410

Balances, December 31, 2023	6,053,956	605	13,467,686	(10,323,843)	3,144,448
Net loss	—		—	(1,191,809)	(1,191,809)
Share based compensation	—		208,640	—	208,640
Warrants converted to Common Stock	500,000	50	(50)	—	—
Issuance of Common Stock	289,812	29	199,971	—	200,000
Shares issued for services	196,078	20	199,980	—	200,000
Balances, March 31, 2024	7,039,846	704	14,076,227	(11,515,652)	2,561,279

The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2024	2023
Cash flow from operating activities:
Net loss	$(1,191,809)	$(1,067,825)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	72	—
Shares issued for services	200,000	—
Non-cash stock option expense	208,640	208,639
Interest expense related party net (non-cash)	—	5,394
Changes in operating assets and liabilities:
Operating right of use asset	214	(34)
Grants receivable	(36,648)	29,688
Prepaid expense	(733,601)	188,605
Accounts payable	155,819	(235,437)
Accrued expenses	7,649	(208,017)
Payroll liability	576	997
Net cash used in operating activities	(1,388,439)	(1,077,990)
Cash flow from investing activities:	—	—
Cash flow from financing activities:
Proceeds from issuance of common stock, net of issuance costs	200,000	—
Repayment of notes payable	—	(25,000)
Net cash (used in) provided by financing activities	200,000	(25,000)
Net decrease in cash, cash equivalents	(1,188,439)	(1,102,990)
Cash, and cash equivalents at beginning of period	3,293,738	5,121,743
Cash, and cash equivalents at end of period	2,105,299	$4,018,753

Supplemental disclosure of cash flow information:
Interest paid	$6,234	$—
Income taxes paid	$—	$—
Supplemental disclosure of cash flow information:
Issuance of common stock for forgiveness of related party note	$—	$—
Issuance of common stock options for consulting services	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Nature of Business

Lipella Pharmaceuticals Inc. (the “Company”, “we”, “us” or “our”) is a clinical-stage biotechnology company focused on developing new drugs by reformulating the active agents in existing generic drugs and optimizing these reformulations for new applications. Our operations consist of research, preclinical development and clinical development activities, and our most advanced program is in Phase 2 clinical development. Since our inception in 2005, we have historically financed our operations through a combination of federal grant revenue, licensing revenue, manufacturing revenue, as well as equity and debt financing. On December 19, 2022, a reverse stock split (hereafter, the “Stock Split”) was effected, with a 2.5 to 1 share conversion ratio for all shares of common stock, par value $0.0001 per share (“Common Stock”), outstanding. The Company’s outstanding share and per share amounts in these financial statements have been adjusted to give effect to the Stock Split, for all periods presented. For more information, see Note 11, “Common Stock.”

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). The unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on February 27, 2024 (our “Annual Report”).

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

The Company’s net loss for the three months ended March 31, 2024 and fiscal year ended December 31, 2023 was $1,191,809 and $4,618,965, respectively. Since inception, the Company has incurred historical losses and has an accumulated deficit of $11,515,652 at March 31, 2024 and $10,323,843 at December 31, 2023, respectively. At March 31, 2024, the Company had available cash and cash equivalents of $2,105,299 and net working capital of $2,459,209. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to: research, development of product candidates, conducting preclinical studies and clinical trials, and administrative organization. These funds, and our funds available under existing government contracts, may not be sufficient to enable us to meet our obligations as they come due at least for the next twelve months from the issuance date of these financial statements.

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

Note 3. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024. There have been no material changes to the significant accounting policies during the three-month period ended March 31, 2024, except for items mentioned below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

Adoption of New Accounting Pronouncements

During the three months ended March 31, 2024, no new accounting pronouncement was issued or became effective, that had or is expected to have, a material impact on our Financial Statements.

Concentration of Credit Risk

The Company’s grant revenues and grant receivables are from the National Institute of Health (the “NIH”). The NIH is an agency of the United States Department of Health & Human Services, and the Company believes amounts are fully collectible from this agency. Contract revenues were $145,880 for the three months ended March 31, 2024, and $118,048 for the three months ended March 31, 2024.

Earnings Per Share

Basic net loss per share of Common Stock is computed by dividing the net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed giving effect to all dilutive Common Stock equivalents, consisting of stock options and warrants. Diluted net loss per share of Common Stock for the three months ended March 31, 2024 and 2023 is the same as basic net loss per share, as the Common Stock equivalents were anti-dilutive due to the net loss.

At March 31, 2024 and 2023 the Common Stock equivalent shares were, as follows:

	March 31,
	2024	2023
Shares of Common Stock issuable under equity incentive plans outstanding	2,893,000	2,054,000
Shares of Common Stock issuable upon exercise of warrants	2,124,257	143,994
Shares of Common Stock issuable upon conversion of Series A Preferred Stock	—	—
Common Stock equivalent shares excluded from diluted net loss per share	5,017,257	2,197,994

Note 4. Fair Value Measurements and Marketable Debt Securities

In accordance with ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), the Company measures its assets and liabilities at fair value. We apply the three-level valuation hierarchy as described in ASC 820, which is based upon the transparency of input as of the measurement date. The three levels of inputs as defined are:

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

At March 31, 2024 and December 31, 2023, the Company’s financial instruments consist primarily of: cash and cash equivalents, accounts payable and accrued liabilities. For cash equivalents, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of March 31, 2024 and December 31, 2023 were considered representative of their fair values due to their short term to maturity.

The Company held no marketable securities at March 31, 2024 and December 31, 2023. For cash equivalents at March 31, 2024 and December 31, 2023, the fair value input levels are summarized below:

March 31, 2024	Level 1	Level 2	Level 3	Total
Cash Equivalents (maturity less than 90 days)
Commercial Paper	$—	—	—	$—
U.S. Government	—	—	—	—
Money market funds	1,975,063	—	—	1,975,063
Total Cash equivalents	1,975,063			1,975,063

Marketable Securities	—	—	—	—
Total Cash Equivalents and Marketable Securities	$1,975,063	$—	$—	$1,975,063

December 31, 2023	Level 1	Level 2	Level 3	Total
Cash Equivalents (maturity less than 90 days)
Commercial Paper	$—	—	—	$—
U.S. Government	—	—	—	—
Money market funds	3,052,648	—	—	3,052,648
Total Cash equivalents	3,052,648			3,052,648

Marketable Securities	—	—	—	—
Total Cash Equivalents and Marketable Securities	$3,052,648	$—	$—	$3,052,648

Note 5. Prepaid Expenses

At March 31, 2024, prepaid expenses consisted primarily of prepaid insurance of $85,891, prepaid costs of issuance of $112,548, an advance deposit with our clinical trial management partner of $372,208, and $266,210 in other prepaid expenses related primarily to professional services. At December 31, 2023, prepaid expenses consisted of $88,554 of prepaid insurance, and $14,702 of prepaid expenses.

Note 6. Accrued Expenses

At March 31, 2024, accrued expenses were $84,929, consisting of $19,575 of accrued clinical expenses and $65,354 of unbilled legal expenses. At December 31, 2023, accrued expenses totaled $77,280 and consisted of $19,575 in clinical expenses, $52,050 in franchise tax expense, and $5,655 in unbilled professional services expenses.

Note 7. Notes Payable – Related Party

There were no notes payable outstanding at March 31, 2024 or December 31, 2023.

Note 8. Letter of Credit

The Company has a letter of credit with a bank for an aggregate available amount of $50,000 due upon demand. The letter of credit is collateralized by substantially all of the Company’s assets and personally guaranteed by Dr. Jonathan Kaufman, the Company’s Chief Executive Officer. The outstanding advances under the line of credit bear interest at the lending bank’s prime rate plus 3.10%. The outstanding balance was $0 at March 31, 2024 and December 31, 2023, respectively.

Note 9. Stock Options

The Company has two stock incentive plans (each, a “Stock Option Plan” and collectively, the “Stock Option Plans”), each of which provides for the grant of both incentive stock options and non-qualified stock options. Under the terms of the Stock Option Plans, the maximum number of shares of Common Stock for which incentive and/or non-qualified stock options may be issued is 3,078,000 shares. This number comprises 1,078,000 stock options already issued and outstanding (non-expired) from the 2008 stock option plan, and 2,400,000 shares of Common Stock underlying option awards that may be issuable under the 2020 stock option plan. Incentive stock options are granted with an exercise price determined by the Company’s board of directors (the “Board”). The terms of the vesting of such options, including termination, are as set forth in the Stock Option Plans and their respective award agreements. Such stock options generally expire 10 years from the date of the grant. Subject to certain exceptions for grants made to employees who are large stockholders, stock options granted under the Stock Option Plans have an exercise price not less than the fair market value of the underlying Common Stock on the date of such grant. If an employee leaves the Company prior to fully vesting their option awards and the remaining unvested portion is considered forfeited, the earlier recognition of the unvested shares is reversed during the period of forfeiture. As of March 31, 2024, there were $540,759 in unrecognized compensation costs related to non-vested share-based compensation arrangements granted to be recognized over the remaining vesting period of less than one year.

The Company recognized $208,640 of compensation costs for the three months ended March 31, 2024 and $208,639 for the three months ended March 31, 2023 related to the vesting of stock options.

The following is an analysis of options to purchase shares of Common Stock issued and outstanding as of March 31, 2024 and December 31, 2023:

	Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Term (in Years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2022	2,054,000	2.84	5.51	605,687
Granted	424,000	2.19	9.96
Expired	—
Cancelled	(25,000)	2.19
Exercised	—
Outstanding as of December 31, 2023	2,453,000	2.73	5.19	$—
Granted	440,000	0.77	9.96
Expired	—
Cancelled	—
Exercised	—
Outstanding as of March 31, 2024	2,893,000	2.73	4.94	$—
Vested as of March 31, 2024	2,346,333
Exercisable as of March 31, 2024	2,346,333
Exercisable as of December 31, 2023	2,272,333

A summary of status of the Company’s non-vested stock options (exercisable for shares of Common Stock on a one-to-one basis) as of, and changes during, the three months ended March 31, 2024 and 2023 is presented below:

	Number of Stock Options	Weighted- Average Fair Value Grant Date
Nonvested at December 31, 2022	434,667	$2.82
Granted	—	2.84
Vested	(74,000)	2.83
Expired	—	0.00
Nonvested at March 31, 2023	360,667	$2.82

Nonvested at December 31, 2023	180,667	$2.81
Granted	440,000	0.55
Vested	(74,000)	1.13
Expired	—	—
Nonvested at March 31, 2024	546,667	$0.66

There were no options granted in the three months ended March 31, 2023. In the three months ended March 31, 2024, the Company granted options as described below.

Stock Option Grants - On March 15, 2024, the Company granted 440,000 stock options at a $0.77 strike price, vesting as follows: one third of such grant vests on April 1, 2024, one third of such grant vests on July 1, 2024, and one third of such grant vests on October 1, 2024.

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2024 using the Black-Scholes option-pricing model are as follows:

Three months ended March 31, 2024	2024	2023
Weighted-average fair value of options granted	$0.55	—
Expected volatility	86.17%	—%
Expected life (in years)	5.17	—
Risk-free interest rate (range)	4.33%	—%
Expected dividend yield	$—	—

Note 10. Preferred Stock

The Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), ranks prior, with respect to dividend rights and rights upon a liquidation event, to all Common Stock and any other series of preferred stock which is junior to Series A Preferred Stock. Upon any matter submitted to the shareholders of the Company for a vote, each holder of Series A Preferred Stock is entitled to the number of votes as is equal to the number of shares of Common Stock into which such shares of Series A Preferred Stock are convertible at the time of such vote. The Series A Preferred Stock is not entitled to any mandatory dividends.

The Company issued 1,592,447 shares of Series A Preferred Stock at $0.60 per share over a period beginning September 2008 through June 2013, for gross proceeds of $833,188. The implied price of the Series A Preferred Stock issuance, $0.5232 per share, is $0.0768 per share less than the $0.60 offering price. This difference is associated with the conversion terms of three debt instruments issued from June 2006 through April 2008 that had a total face value of $351,500, and converted into a total of 789,634 of the 1,592,447 shares, which imputes the additional $122,280 to interest and/or conversion discounts. In addition, $351,500 in face value of the debt instruments had associated warrants. All consideration upon the issuance of convertible debt plus warrants was imputed to the debt component leaving the associated warrants having no value. All note-associated warrants have expired.

In the year ended December 31, 2022, all 1,592,447 outstanding shares of Series A Preferred Stock were converted to Common Stock on a 1:1 basis. After giving effect to the Stock Split, this conversion resulted in 636,979 shares of Common Stock. There were no shares of Series A Preferred Stock outstanding at December 31, 2023 or March 31, 2024.

Note 11. Common Stock

The Company’s second amended and restated certificate of incorporation, as amended, authorizes the issuance of 200,000,000 shares of Common Stock. On December 19, 2022, the Company effected the Stock Split, at a 2.5 for 1 ratio for all shares of Common Stock outstanding. The Company’s outstanding share and per share amounts in these unaudited condensed financial statements have been adjusted to give effect to the Stock Split, for all periods presented. There were 7,039,846 shares of Common Stock outstanding as of March 31, 2024 and 6,053,956 shares outstanding as of December 31, 2023.

During the year ended December 31, 2022, the Company issued 22,950 shares of Common Stock in forgiveness of two related party notes. The aggregate principal and interest of the notes was $138,810. On December 22, 2022, we completed an initial public offering (“IPO”) and listing on the Nasdaq Capital Market (“Nasdaq”) of our Common Stock at a price to the public of $5.75 per share, which resulted in the issuance of an additional 1,217,391 shares of Common Stock. The aggregate net proceeds from the IPO were approximately $5,000,000, after deducting underwriting discounts and commissions of $630,000 and offering expenses of approximately $1,160,000.

On September 15, 2023, the Company issued 60,000 shares of Common Stock in exchange for services rendered by a third party.

On November 28, 2023, we issued 250,000 shares of Common Stock for the exercise of the same number of pre-funded warrants. See Note 12 for details of the pre-funded warrants. During the year end December 31, 2023, the Company also issued 60,000 shares of Common Stock in exchange for services rendered by a third party.

On February 2, 2024, we issued 196,078 shares of Common Stock in exchange for services rendered by a third party. On March 4, 2024, 500,000 shares of Common Stock were issued for the exercise of the same number of pre-funded warrants. On March 13, 2024, the Company entered into Affiliate Stock Purchase Agreements with each of Jonathan H. Kaufman, the Company's Chief Executive Officer and Chairman of its board of directors, and Michael B. Chancellor, the Company's Chief Medical Officer and a member of its board of directors, pursuant to which each of Drs. Kaufman and Chancellor purchased $100,000 of shares of common stock of the Company, in cash from the Company at $0.6901 per share, based on the official closing price of The Nasdaq Stock Market LLC for the Common Stock on March 13, 2024, resulting in the issuance of 144,906 shares of Common Stock to each of Drs. Kaufman and Chancellor.

The Common Stock is subject to and qualified by the rights of the Series A Preferred Stock. Upon the dissolution or liquidation of the Company, the holders of Common Stock will be entitled to receive all assets of the Company available for distribution to its stockholders, subject to any preferential rights of any then outstanding Series A Preferred Stock.

Note 12. Warrants

No warrants were issued in the three months ended March 31, 2024. On October 23, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “Private Placement”) of pre-funded common stock purchase warrants (“Pre-Funded Warrants”) to purchase up to 1,315,790 shares of Common Stock, with an exercise price of $0.001 per share, and common stock purchase warrants (the “Warrants”) to purchase up to 1,315,790 shares of Common Stock, with an exercise price of $1.40 per share. The gross proceeds to the Company from the Private Placement were approximately $2.0 million, before deducting placement agent fees and expenses and offering expenses payable by the Company. The Warrants and the Pre-Funded Warrants are immediately exercisable for three years from issuance and are subject to 4.99% and 9.99% beneficial ownership limitations (as applicable). The combined purchase price for one Pre-Funded Warrant and one accompanying Warrant was $1.519. The closing of the Private Placement contemplated by the Purchase Agreement occurred on October 25, 2023. The Company had no warrant liabilities at March 31, 2024 and December 31, 2023.

Note 13. Commitment and Contingencies

Operating Leases

Operating leases are recorded as ROU assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased assets for the lease term, and lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives.

The Company entered into a lease agreement beginning July 1, 2020, for the Company’s principal headquarters on the fifth floor of 7800 Susquehanna Street, Pittsburgh, Pennsylvania, which includes office space and sterile manufacturing operations (the “Lease”). The Lease has a five-year term and includes an option for renewal, which is not reasonably certain and is excluded from the right of use calculation. On July 26, 2023, the Company entered a second lease for additional space on the fourth floor of the same building (the “Fourth Floor Lease”), commencing August 1, 2023 and co-terminating with the existing Lease on June 30, 2025. Subsequently effective January 1, 2024, the Company terminated the Fourth Floor Lease early at no penalty upon mutual agreement with the landlord and replaced it with a lease of additional space that had become available immediately adjacent to our existing offices (the “Suite 504 Lease”, and together with the “Lease”, “the Leases”). The Suite 504 Lease term co-terminates with the Lease. Future minimum rent payments under the Leases as of March 31, 2024 are as follows:

Year ending
2024 (nine months remaining)	$72,316
2025	$48,519
Total minimum lease payments	$120,835
Less: amount representing interest	$(5,133)
Present value of minimum lease payments	$115,702

The Leases are accounted for as a ROU asset and liability. As of March 31, 2024, the Company had $114,038 of an operating lease ROU asset, and $91,705 and 23,997 of current and non-current lease liabilities, respectively, recorded on the balance sheets. As of December 31, 2023, the Company had an ROU asset of $135,144 and current and non-current operating lease liabilities of $89,223 and $47,371, respectively. The lease expense for the three months ended March 31, 2024 and March 31, 2023 was $24,438 and $16,368, respectively. Cash paid for the amounts included in the measurement of lease liabilities for the three months ended March 31, 2024 and 2023 was $23,797 and $16,402, respectively. The payments are included in the operating activities in the accompanying statement of cash flows. The discount rates used for our right-of-use leases range from 6.25% to 7.25%.

Contract Commitments

The Company enters into contracts in the normal course of business with contract research organizations (“CROs”), contract manufacturing organizations, universities, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancelable by us upon prior written notice although, purchase orders for clinical materials are generally non-cancelable. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation or upon the completion of a manufacturing run.

Note 14. Income Taxes

The provision for income taxes for the three months ended March 31, 2024 and 2023 was $0, resulting in an effective income tax rate of 0% for each period. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was primarily due to the full valuation allowance against the Company’s net deferred tax assets.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be utilized. Because of our cumulative losses, substantially all of the deferred tax assets have been fully offset by a valuation allowance as of March 31, 2024 and December 31, 2023. We have not paid income taxes for the year ended December 31, 2023. The income tax provision attributable to loss before income tax benefit for the three months ended March 31, 2024 differed from the amounts computed by applying the U.S. federal statutory rate of 21% as a result of the following:

Statutory federal income tax rate	21.00%
State taxes, net of federal benefit	7.11%
Change in valuation allowance	-28.11%
Effective tax rate	0.00%

The Company’s 2019 through 2023 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes and the Commonwealth of Pennsylvania for state tax purposes.

Note 15. Subsequent Events

Subsequent events have been evaluated through the date on which the unaudited condensed financial statements were issued.

On April 10, 2024, the Company eliminated the Series A Preferred Stock, of which there were no shares outstanding.

On May 3, 2024, the Company issued 565,790 shares of Common Stock in conversion of the same number of pre-funded warrants.

Notice of Failure to Satisfy Nasdaq Minimum Bid Price Requirement

As disclosed in our Current Report on Form 8-K filed with the SEC on April 19, 2024, on April 17, 2024, we received a written notification (the “Nasdaq Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, based upon the closing bid price of the Common Stock for the last 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share of its Common Stock, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Nasdaq Letter had no immediate effect on the listing of the Common Stock, which continues to trade on the Nasdaq Capital Market under the symbol “LIPO” at this time.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until October 14, 2024, to regain compliance with the Minimum Bid Price Requirement. If at any time before October 14, 2024, the bid price of the Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide written confirmation that the Company has regained compliance with the Minimum Bid Price Requirement and the matter will be closed.

If the Company does not regain compliance with the Minimum Bid Price Requirement, the Company may be eligible for an additional 180-calendar day grace period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. If the Company does not regain compliance with the Minimum Bid Price Requirement by October 14, 2024, and is otherwise not eligible for such additional 180-day grace period to regain such compliance, the Nasdaq staff will provide written notice to the Company that the Common Stock will be subject to delisting. At that time, the Company may appeal any such delisting determination to a Nasdaq hearings panel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and three months ended March 31, 2024 should be read together with our unaudited condensed financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (this “Form 10-Q”), as well as the audited financial statements, the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 contained in our Annual Report on Form 10-K for the year ended December 31, 2023, that was filed with the SEC on February 27, 2024 (our “Annual Report”), and all risk factors disclosed herein and therein. Such discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information relating to our business that reflect our management’s current views, expectations and assumptions concerning our business, strategies, products, future results and events and financial performance, which are subject to risks and uncertainties that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements or that our underlying assumptions will prove to be correct. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any such forward-looking statement to reflect any change in our expectations with regard thereto or to conform such forward-looking statements to actual results. Statements made in this Form 10-Q, other than statements of historical fact, addressing operating performance, events, or developments which our management expects or anticipates will or may occur in the future, and also statements related to expected or anticipated growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and other non-historical information, are forward-looking statements. In particular, the words “may,” “will,” “expects,” “anticipates,” “aims,” “potential,” “future,” “intends,” “plans,” believes,” “estimates,” “continue,” “likely to,” and variations of such words and similar expressions identify forward-looking statements, but such words are not the exclusive means of identifying such forward-looking statements, and their absence does not necessarily mean that such statement is not forward-looking.

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

LP-10 is the development name of our reformulation of tacrolimus (an approved generic active agent) specifically optimized for topical deposition to the internal surface of the urinary bladder lumen using a proprietary drug delivery platform that we have developed and that we refer to as our metastable liposome drug delivery platform (our “Platform”). We are developing LP-10 and our Platform to be, to our knowledge, the first drug candidate and drug delivery technology that could be successful in treating cancer survivors who acquire hemorrhagic cystitis. We have received U.S. Food and Drug Administration (“FDA”) “orphan drug” designation covering LP-10 and plan to apply for additional regulatory designations in the event we achieve qualifying results in the current phase 2a clinical trial for LP-10. Market data exclusivity may be available in the U.S. and other jurisdictions in which regulatory approval is obtained for the Company’s product, regardless of patent status.

The safety and efficacy of LP-10 was evaluated in a 13-subject, open-label, multi-center, dose-escalation, phase 2a clinical trial in patients experiencing complications associated with a rare but highly morbid disease called “radiation-induced hemorrhagic cystitis” or “radiation cystitis.” This phase 2a clinical trial commenced on February 15, 2021, and we reported the trial’s summary results in the first quarter of 2023. We met with the FDA in the fourth quarter of 2023 regarding the LP-10 clinical trial results, and expect to receive their response to our proposed phase 2b trial design in the second quarter of 2024. There is currently no FDA approved drug therapy available for radiation cystitis patients, who are all cancer survivors who received pelvic radiation therapy to treat solid pelvic tumors, including prostate and ovarian cancers, and who are now dealing with therapy-associated complications, including urinary bleeding (a radiation cystitis symptom). LP-10’s active ingredient, tacrolimus, which has a well-known pharmacology and toxicology, addresses a reduction (or cessation) of uncontrolled urinary bleeding.

In the fourth quarter of 2023, we received IND approval from the FDA for LP-310, our product for the treatment of oral lichen planus (“OLP”). We have begun the clinical trial process for LP-310, and expect to initiate the first clinical site in the second quarter of 2024 and treat the first patient by the third quarter of 2024. OLP is a chronic, T-cell-mediated, autoimmune oral mucosal disease, and LP-310 contains tacrolimus which inhibits T-lymphocyte activation. To date, upon review of relevant FDA public data resources on approved drugs and biologics, we are not aware of any other liposomal products developed to treat such disease.

In the first quarter of 2024, we received IND approval from the FDA for LP-410, our phase-1/2a product, for the treatment of oral graft-versus-host disease (“GVHD”). LP-410 is an oral rinse, similar to LP-310, but will have a different containment system. Hematopoietic cell transplantation (“HCT”) is used to treat a wide range of malignancies, hematologic and immune deficiency states, and autoimmune diseases. GVHD is a clinical syndrome where donor-derived immunocompetent T-cells react against patient tissues directly or through exaggerated inflammatory responses following HCT. Lipella has developed LP-410 for the topical delivery directly to the mouth surface. LP-410 targets the underlying mechanisms of oral GVHD, potentially providing a safe and effective treatment option for affected individuals. Lipella received “orphan drug” designation approval on November 11, 2023 for tacrolimus for the treatment of oral GVHD. An IND application for LP-410’s treatment of oral GVHD was submitted to the FDA on January 30, 2024.

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

Recent Developments

On April 3, 2024, the FDA granted a Type C meeting request to discuss the Company’s proposed Phase-2b clinical trial design for the evaluation of LP-10. Lipella expects to meet with the FDA on May 21, 2024.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months ended
	March 31,		Increase
	2024	2023	(Decrease)
(in thousands)
Revenue	$146	118	$28
Operating expenses:
Research and development (“R&D”)	843	694	149
General and administrative	521	509	12
Total operating expenses	1,363	1,202	161
Loss from operations	(1,218)	(1,084)	(134)
Other income	26	16	10
Net loss	$(1,192)	$(1,068)	$(124)

Grants and Other Revenue

We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years. For the three months ended March 31, 2024 and 2023, we recognized revenue from a grant awarded by the National Institutes of Health (“NIH”) in September of 2022 (the “2022 NIH Grant”), which was an award of an aggregate of $673,000. NIH approved an additional year of funding under the 2022 NIH Grant in June 2023, increasing the total funding provided under the 2022 NIH Grant to $1,353,000.

We recognize revenue from grants when the related costs are incurred and the right to payment is realized. For the three months ended March 31, 2024, we earned $146,000 in connection with the 2022 NIH Grant, recognized as revenue, compared with $118,000 revenue in the three months ended March 31, 2023. The increase in annual grant revenue from 2023 to 2024 is related to the award and the extension of the 2022 NIH Grant.

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

R&D expenses increased by approximately $149,000, from $694,000 for the three months ended March 31, 2023 to $843,000 for the three months ended March 31, 2024. The increase in R&D expenses was primarily attributable to an increase in outside services of $58,000 for clinical study trials. Indirect costs related to operational overhead and employee benefits increased $105,000, and legal patent costs decreased $8,000.

General and Administrative Expenses

General and administrative expenses consist primarily of management and business consultants and other related costs, including stock-based compensation. General and administrative expenses also include board of directors’ expenses and professional fees for legal, patent, consulting, accounting, auditing, tax services and insurance costs.

General and administrative expenses were $521,00 for the three months ended March 31, 2024, compared to $509,000 for the three months ended March 31, 2023, an increase of $12,000. These increases were primarily related to payment of salaries and outside services, including investor relations expense.

Net Other Income (Expense)

Net other income for the three months ended March 31, 2024 was $26,000, as compared to $16,000 for the three months ended March 31, 2023. There was a $3,000 increase in interest income on the Company’s short term investment portfolio. It was offset by a reduction in interest expense of $5,000. Interest expense on related party notes decreased during the three months ended March 31, 2024, as the Company had no outstanding debt during such period, as compared to the same period for the prior year, when the Company had $250,000 of notes outstanding. See Note 7 of the notes to our financial statements in our Annual Report for details of such related party notes and accrued interest at the prior period.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. Cash and cash equivalents totaled $2.1 million as of March 31, 2024. We consider all highly liquid investments that mature in 90 days or less when purchased to be cash equivalents.

We have incurred operating losses and experienced negative operating cash flows for the three months ended March 31, 2024 and the year ended December 31, 2023, and we anticipate that we will continue to incur losses for the foreseeable future. Our net loss totaled $1,191,809 and $1,067,825 for the three months ended March 31, 2024 and 2023 respectively, and $4,618,965 for the year ended December 31, 2023.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	For the three months ended
	March 31,
Dollars in thousands	2024	2023

Net cash (used) provided in operating activities	$(1,388)	(1,078)
Net cash provided in financing activities	200	(25)
Net increase(decrease) in cash and cash equivalents	$(1,188)	(1,103)

Net Cash (Used) Provided in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was approximately $1,388,000. This comprised a net loss for the period of approximately $1,192,000, and decreased operating liabilities of $164,000, offset by increases in the following assets: grants receivable of $37,000 and prepaid expenses (primarily insurance policies and clinical trial operations services) of $733,000. There were also noncash adjustments to net loss of $208,000 in stock option expense and $200,000 in shares of Common Stock issued for services.

Net cash used in operating activities for the three months ended March 31, 2023 was approximately $1,078,000. This comprised a net loss for the period of approximately $1,068,000, and decreased prepaid expenses of $189,000, partially offset by changes in operating assets and liabilities of $443,000 and noncash adjustments to net loss of $209,000 in stock option expense and $5,000 in non-cash interest expense.

Net Cash Used in Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $200,000, received for the issuance of Common Stock. Net cash used in financing activities for the three months ended March 31, 2023 was $25,000 in cash, which was used to repay a $25,000 line of credit.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operations and capital expenses through the end of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Off-Balance Sheet Arrangements

We did not have during the three months ended March 31, 2024, or the year ended December 31, 2023, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Contractual Obligations

We did not have during the three months ended March 31, 2024 or the year ended December 31, 2023, and we do not currently have, any material contractual obligations, such as license agreements or similar arrangements, other than as described below and in the financial notes to our unaudited condensed financial statements included in this Form 10-Q and in our Annual Report.

Employment Agreements

We are party to employment agreements with each of Drs. Kaufman and Chancellor and Mr. Johnston, executive officers of the Company, the material terms of each of which are described in the section entitled “Executive Compensation – Executive Employment Agreements” of our Annual Report, which descriptions are supplemented by the disclosure of the August 2023 amendments to our agreements with Drs. Kaufman and Chancellor contained in our Current Report on Form 8-K filed with the SEC on August 8, 2023, and as described in our Annual Report.

Lease Agreement

We are party to a lease agreement, dated June 1, 2019, with Bridgeway Development Corporation (“Bridgeway”), as amended, for the lease of 2,690 square feet of office and lab and manufacturing space in Pittsburgh, Pennsylvania commencing on July 1, 2020 (the “Lease”). The Lease term expires on June 30, 2025 and we have the right to exercise a one-time option to extend the Lease term for an additional five-year term. The annual base rent under the Lease is approximately $66,000. On July 26, 2023, the Company entered into a second lease for additional space on the fourth floor of the same building (the “Fourth Floor Lease,” and together with the Lease, the “Leases”), commencing August 1, 2023 and co-terminating with the Lease on June 30, 2025. Annual rent under the Fourth Floor Lease was approximately $28,000. As space became available in the immediate proximity to our existing offices at the beginning of 2024, we terminated the Fourth Floor Lease upon mutual agreement with the landlord and replaced it with a lease for Suite 504 (“the Suite 504 Lease”). The Suite 504 Lease is effective January 1, 2024 and the term co-terminates with the Lease. The annual base rent for the current year for the Suite 504 Lease is approximately $29,000. See Note 13 of the notes to our unaudited condensed financial statements included in this Form 10-Q.

Service Agreements

We enter into service agreements in the normal course of business with CROs and for clinical trials, preclinical research studies and testing, manufacturing, and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. The expense we incurred pursuant to these agreements for the three months ended March 31, 2024 was approximately $204,000, which was consistent with the approximately $204,000 expense incurred for the three months ended March 31, 2023. The spending was primarily attributable to expenses relating to our ongoing research and development work, and costs related to our clinical trials for LP-10.

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

With respect to stock options granted during the three months ended March 31, 2024 and 2023, the following table sets forth by grant date the (i) number of shares of our Common Stock issuable upon exercise of such stock options, (ii) per share exercise price of such options and (iii) estimated fair value per share of our Common Stock on each such date. We did not grant any shares of restricted Common Stock during this period.

Grant date	Number of shares of Common Stock issuable upon exercise of stock options granted	Exercise price per share of Common Stock	Estimated fair value per share of Common Stock at grant date
03/15/24	440,000	$0.77	$0.55

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

●	the last day of the fiscal year on which we have $1.235 billion or more in annual revenue;

●	the date on which we become a “large accelerated filer” (i.e., as of our fiscal year end, the total market value of our common equity securities held by non-affiliates is $700 million or more as of June 30);

●	the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period; or

●	the last day of our fiscal year following the fifth anniversary of the date of the completion of the IPO.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risks and uncertainties are not the only ones that we face and additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (this “Report”) and elsewhere, and may adversely affect our business, financial condition or operating results. If any of these risk factors should occur, moreover, the trading price of our Common Stock could decline, and investors in our Common Stock could lose all or part of their investment. These risk factors, along with other information contained in this Report, should be carefully considered in evaluating our prospects.

We have been notified by The Nasdaq Stock Market LLC (“Nasdaq”) of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Common Stock could be delisted from Nasdaq.

Our Common Stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements.

As disclosed in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 19, 2024, on April 17, 2024, we received a written notification from Nasdaq’s Listing Qualifications Department notifying us that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), because the closing bid price of our Common Stock was below $1.00 per share for the previous thirty (30) consecutive business days. We were granted 180 calendar days, or until October 14, 2024, to regain compliance with the Minimum Bid Price Requirement. In the event we do not regain compliance with the Minimum Bid Price Requirement by October 14, 2024, we may be eligible for an additional 180-calendar day grace period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and will need to provide written notice to Nasdaq of our intent to regain compliance with such requirement during such second compliance period. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted, Nasdaq will provide notice that our Common Stock will be subject to delisting from the Nasdaq Capital Market. At that time, we may appeal Nasdaq’s determination to a hearings panel.

We intend to monitor the closing bid price of our Common Stock and assess potential actions, including effecting a reverse stock split, to regain compliance, but there is no assurance that we will be able to regain compliance, including under the specified grace period or any extensions thereof. Even if we were to regain compliance with the deficiency noted above, we may, again, in the future fall out of compliance with such standards. A delisting of our Common Stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any.

There can be no assurances that we will be able to regain compliance with the Minimum Bid Price Requirement or if we do later regain compliance with the Minimum Bid Price Requirement, that we will be able to continue to comply with all applicable Nasdaq listing requirements now or in the future. If we are unable to maintain compliance with these Nasdaq requirements, our Common Stock will be delisted from the Nasdaq Capital Market.

In the event that our Common Stock is delisted from the Nasdaq Capital Market, as a result of our failure to comply with the Minimum Bid Price Requirement, or due to our failure to continue to comply with any other requirement for continued listing on the Nasdaq Capital Market, and is not eligible for listing on another exchange, trading in the shares of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Market or another over-the-counter market operated by the OTC Markets Group Inc. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and it would likely be more difficult to obtain coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On February 2, 2024, the Company issued 196,078 shares of Common Stock to a consultant pursuant to that certain consulting services agreement, dated as of January 24, 2024 (the “Consulting Agreement”), as consideration for certain services provided to the Company pursuant to the Consulting Agreement. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.
(b)	On March 13, 2024, the Company entered into Affiliate Stock Purchase Agreements (the “Affiliate Stock Purchase Agreements”) with each of Drs. Kaufman and Chancellor, pursuant to which each purchased $100,000 of shares of Common Stock in cash from the Company at $0.6901 per share, resulting in the issuance of 144,906 shares of Common Stock to each of them. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act..

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On January 1, 2024, as space became available in the immediate proximity to the Company’s existing offices covered by the Lease at the beginning of 2024, we terminated the Fourth Floor Lease upon mutual agreement with Bridgeway and replaced it with the Suite 504 Lease, which co-terminates with the Lease on June 30, 2025. Annual rent under the Suite 504 Lease is approximately $29,000. The Company agreed to use such space for office, manufacturing and assembly work and it will be used in addition to Company’s current leased space. The Suite 504 Lease contains customary events of default and various other rights and obligations for leases of this sort, including but not limited to provisions related to termination, liens, insurance, assignment and subleasing, fixtures and alterations, and indemnities. The foregoing description of the Suite 504 Lease is only a summary and is qualified in its entirety by reference to the full text of the Suite 504 Lease, a copy of which is attached as Exhibit 10.1 to this Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

Exhibit
Number	Description
10.1*	Suite 504 Lease Agreement, by and between the Company and Bridgeway, effective January 1, 2024
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lipella Pharmaceuticals Inc.

Date: May 9, 2024	By:	/s/ Jonathan Kaufman
Jonathan Kaufman
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Douglas Johnston
Douglas Johnston
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)