Form 10-Q
period 2024-06-30
LIPELLA PHARMACEUTICALS INC.
filed 2024-08-13
CIK 1347242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

(412) 894-1853
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

As of August 12, 2024, there were 8,004,636 shares of common stock, par value $0.0001 per share (“Common Stock”), of the registrant outstanding.

Lipella Pharmaceuticals Inc.

Form 10-Q

June 30, 2024

References in this Quarterly Report on Form 10-Q to the “Company,” “Lipella,” “we,” “us,” or “our” mean Lipella Pharmaceuticals Inc. unless otherwise expressly stated or the context indicates otherwise.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Lipella Pharmaceuticals Inc.

CONDENSED BALANCE SHEETS

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$1,186,506	$3,293,738
Grants receivable	35,332	32,286
Prepaid expenses	858,989	103,256
Total Current Assets	2,080,827	3,429,280
Property and Equipment
Furniture, fixtures and equipment	140,294	140,294
Furniture, fixtures and equipment (accumulated depreciation)	(128,987)	(127,544)
Furniture and fixtures, net	11,307	12,750
Other Assets
Operating lease right of use asset	91,978	135,144
Total Assets	2,184,112	3,577,174
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	178,361	138,016
Accrued expenses	126,999	77,280
Operating lease liability	93,679	89,223
Payroll liability	81,274	80,836
Total Current Liabilities	480,313	385,355
Operating lease liability, net of current portion	—	47,371
Total Liabilities	480,313	432,726
Stockholders’ equity:

Preferred stock, $0.0001 par value; 20,000,000 shares authorized; -0- shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	$—	$—
Common stock, $.0001 par value; 200,000,000 shares authorized, 7,605,636 shares issued and outstanding at June 30, 2024 and 6,053,956 shares issued and outstanding at December 31, 2023	761	605
Subscription receivable	—	—
Additional paid-in capital	14,156,836	13,467,686
Accumulated deficit	(12,453,799)	(10,323,843)
Total stockholders’ equity	1,703,798	3,144,448
Total liabilities and stockholders’ equity	$2,184,111	$3,577,174

The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Grant revenues	$136,431	$106,676	$282,311	$224,724
Total revenues	136,431	106,676	282,311	224,724

Cost and expenses
Research and development	$661,558	1,057,645	$1,504,158	1,751,376
General and administrative	$427,062	624,231	$947,988	1,132,980
Total costs and expenses	1,088,620	1,681,876	2,452,146	2,884,356
Loss from operations	(952,189)	(1,575,200)	(2,169,835)	(2,659,632)

Other income (expense)
Interest income, net	14,043	41,968	39,880	63,969
Interest expense related party	—	(5,454)	—	(10,848)
Total other income(expense)	14,043	36,514	39,880	53,121
Loss before income taxes	(938,146)	(1,538,686)	(2,129,955)	(2,606,511)
Provision for income taxes	—	—	—	—
Net Loss	$(938,146)	$(1,538,686)	$(2,129,955)	$(2,606,511)

Loss per share of Common Stock
Basic	$(0.12)	$(0.27)	$(0.29)	$(0.45)
Dilutive	$(0.12)	$(0.27)	$(0.29)	$(0.45)

Weighted average of shares of Common Stock outstanding:
Basic	7,605,636	5,743,945	7,449,016	5,743,945
Dilutive	7,605,636	5,743,945	7,449,016	5,743,945

The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional paid-in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances, December 31, 2022	—	$—	5,743,945	$574	$10,379,900	$(5,704,878)	$4,675,596
Net loss	—	—	—	—	—	(1,067,825)	(1,067,825)
Stock-based compensation	—	—	—	—	208,639	—	208,639
Balances, March 31, 2023	—	—	5,743,945	574	10,588,539	(6,772,703)	3,816,410
Net loss	—	—	—	—	—	(1,538,686)	(1,538,686)
Stock-based compensation	—	—	—	—	847,618	—	847,618
Balances, June 30, 2023	—	—	5,743,945	574	11,436,157	(8,311,389)	3,125,342

Balances, December 31, 2023	—	—	6,053,956	605	13,467,686	(10,323,843)	3,144,448
Net loss	—	—	—	—	—	(1,191,809)	(1,191,809)
Stock-based compensation	—	—	—	—	208,639	—	208,639
Warrants exercised for shares of Common Stock	—	—	500,000	50	(50)	—	—
Issuance of Common Stock	—	—	289,812	29	199,971	—	200,000
Shares issued for services	—	—	196,078	20	199,980	—	200,000
Balances, March 31, 2024	—	—	7,039,846	704	14,076,227	(11,515,652)	2,561,278
Net loss	—	—	—		—	(938,146)	(938,146)
Stock-based compensation	—	—	—		80,666	—	80,666
Warrants exercised for share of Common Stock	—	—	565,790	57	(57)	—	—
Balances, June 30, 2024	—	$—	7,605,636	$761	$14,156,836	$(12,453,799)	$1,703,798

The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Cash flow from operating activities:
Net loss	$(2,129,955)	$(2,606,511)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,443	—
Shares issued for services	200,000	—
Non-cash stock option expense	289,305	1,056,257
Interest expense related party net (non-cash)	—	—
Changes in operating assets and liabilities:
Operating right of use asset	252	(67)
Grants receivable	(3,046)	85,611
Prepaid expense	(755,732)	338,589
Accounts payable	40,345	(362,300)
Accrued expenses	49,719	(254,101)
Payroll liability	438	9,423
Net cash used in operating activities	(2,307,231)	(1,733,099)
Cash flow from financing activities:
Proceeds from issuance of Common Stock, net of issuance costs	200,000	—
Repayment of notes payable	—	(275,000)
Net cash provided by financing activities	200,000	(275,000)
Net decrease in cash, cash equivalents	(2,107,232)	(2,008,099)
Cash, and cash equivalents at beginning of period	3,293,738	5,121,743
Cash, and cash equivalents at end of period	$1,186,505	$3,113,644

Supplemental disclosure of cash flow information:
Interest paid	$(1,457)	$(10,338)
Income taxes paid	—	—
Supplemental disclosure of cash flow information:
Issuance of Common Stock for forgiveness of related party note	—	—
Issuance of Common Stock options for consulting services	—	—

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on February 27, 2024 (our “Annual Report”).

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

The Company’s net loss for the six months ended June 30, 2024 and fiscal year ended December 31, 2023 was $2,129,955 and $4,618,965, respectively. Since inception, the Company has incurred historical losses and has an accumulated deficit of $12,453,799 at June 30, 2024 and $10,323,843 at December 31, 2023, respectively. At June 30, 2024, the Company had available cash and cash equivalents of $1,186,506 and net working capital of $1,600,513. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to: research, development of product candidates, conducting preclinical studies and clinical trials, and administrative organization. These funds, and our funds available under existing government contracts, may not be sufficient to enable us to meet our obligations as they come due at least for the next twelve months from the issuance date of these financial statements.

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

Note 3. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3, “Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024. There have been no material changes to the significant accounting policies during the three-month period ended June 30, 2024, except for items mentioned below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

Adoption of New Accounting Pronouncements

During the three months ended June 30, 2024, no new accounting pronouncement was issued or became effective, that had or is expected to have, a material impact on our Financial Statements.

Concentration of Credit Risk

The Company’s grant revenues and grant receivables are from the National Institute of Health (the “NIH”). The NIH is an agency of the United States Department of Health & Human Services, and the Company believes amounts are fully collectible from this agency. Contract revenues were $282,311 for the six months ended June 30, 2024, and $136,431 for the three months ended June 30, 2024.

Earnings Per Share

Basic net loss per share of Common Stock is computed by dividing the net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share of Common Stock is computed giving effect to all dilutive Common Stock equivalents, consisting of stock options and warrants. Diluted net loss per share of Common Stock for the six months ended June 30, 2024 and 2023 is the same as basic net loss per share, as the Common Stock equivalents were anti-dilutive due to the net loss.

At June 30, 2024 and 2023 the Common Stock equivalent shares were, as follows:

	June 30,
	2024	2023
Shares of Common Stock issuable under equity incentive plans outstanding	2,893,000	2,478,000
Shares of Common Stock issuable upon exercise of warrants	1,558,467	143,994
Shares of Common Stock issuable upon conversion of Series A Preferred Stock	—	—
Common Stock equivalent shares excluded from diluted net loss per share	4,451,467	2,621,994

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

At June 30, 2024 and December 31, 2023, the Company’s financial instruments consist primarily of: cash and cash equivalents, accounts payable and accrued liabilities. For cash equivalents, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of June 30, 2024 and December 31, 2023 were considered representative of their fair values due to their short term to maturity.

The Company held no marketable securities at June 30, 2024 and December 31, 2023. For cash equivalents at June 30, 2024 and December 31, 2023, the fair value input levels are summarized below:

June 30, 2024	Level 1	Level 2	Level 3	Total
Cash Equivalents (maturity less than 90 days)
Commercial Paper	$—	$—	$—	$—
U.S. Government	—	—	—	—
Money market funds	871,203	—	—	871,203
Total Cash equivalents	871,203	—	—	871,203

Marketable Securities	—	—	—	—
Total Cash Equivalents and Marketable Securities	$871,203	$—	$—	$871,203

December 31, 2023	Level 1	Level 2	Level 3	Total
Cash Equivalents (maturity less than 90 days)
Commercial Paper	$—	$—	$—	$—
U.S. Government	—	—	—	—
Money market funds	3,052,648	—	—	3,052,648
Total Cash equivalents	3,052,648	—	—	3,052,648

Marketable Securities	—	—	—	—
Total Cash Equivalents and Marketable Securities	$3,052,648	$—	$—	$3,052,648

Note 5. Prepaid Expenses

At June 30, 2024, prepaid expenses were $858,989, and consisted primarily of prepaid insurance of $87,490, prepaid costs of issuance of $241,835, an advance deposit with our clinical trial management partner of $346,671, and $182,993 in other prepaid expenses related primarily to professional services. At December 31, 2023, prepaid expenses consisted of $88,554 of prepaid insurance, and $14,702 of prepaid expenses.

Note 6. Accrued Expenses

At June 30, 2024, accrued expenses were $126,999, consisting of $19,575 of accrued clinical expenses and $107,424 of unbilled legal and professional expenses. At December 31, 2023, accrued expenses totaled $77,280 and consisted of $19,575 in clinical expenses, $52,050 in franchise tax expenses, and $5,655 in unbilled professional services expenses.

Note 7. Notes Payable – Related Party

There were no notes payable outstanding at June 30, 2024 or December 31, 2023.

Note 8. Letter of Credit

The Company has a letter of credit with a bank for an aggregate available amount of $50,000 due upon demand. The letter of credit is collateralized by substantially all of the Company’s assets and personally guaranteed by Dr. Jonathan Kaufman, the Company’s Chief Executive Officer. The outstanding advances under the line of credit bear interest at the lending bank’s prime rate plus 3.10%. The outstanding balance was $0 at June 30, 2024 and December 31, 2023, respectively.

Note 9. Stock Options

The Company has two stock incentive plans (each, a “Stock Option Plan” and collectively, the “Stock Option Plans”), each of which provides for the grant of both incentive stock options and non-qualified stock options. Under the terms of the Stock Option Plans, the maximum number of shares of Common Stock for which incentive and/or non-qualified stock options may be issued is 3,478,000 shares. This number comprises 1,078,000 stock options already issued and outstanding (non-expired) from the 2008 stock option plan, and 2,400,000 shares of Common Stock underlying option awards that may be issuable under the 2020 stock option plan. Incentive stock options are granted with an exercise price determined by the Company’s board of directors (the “Board”). The terms of the vesting of such options, including termination, are as set forth in the Stock Option Plans and their respective award agreements. Such stock options generally expire 10 years from the date of the grant. Subject to certain exceptions for grants made to employees who are large stockholders, stock options granted under the Stock Option Plans have an exercise price not less than the fair market value of the underlying Common Stock on the date of such grant. If an employee leaves the Company prior to fully vesting their option awards and the remaining unvested portion is considered forfeited, the earlier recognition of the unvested shares is reversed during the period of forfeiture. As of June 30, 2024, there were $460,092 in unrecognized compensation costs related to non-vested share-based compensation arrangements granted, to be recognized over the remaining vesting period of less than one year.

The Company recognized $80,667 and $847,618 of compensation costs related to stock option vesting for the three months ended June 30, 2024 and 2023, respectively. The Company recognized $289,306 of compensation costs for the six months ended June 30, 2024, and $1,056,257 of compensation costs for the six months ended June 30, 2023.

The following is an analysis of options to purchase shares of Common Stock issued and outstanding as of June 30, 2024 and December 31, 2023:

	Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Term (in Years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2022	2,054,000	$2.84	5.51	$605,687
Granted	424,000	$2.19	9.96	$—
Expired	—
Cancelled	(25,000)	$2.19
Exercised	—
Outstanding as of December 31, 2023	2,453,000	$2.73	5.19	$—
Granted	440,000	$0.77	9.96	$—
Expired	—
Cancelled	—
Exercised	—
Outstanding as of March 31, 2024	2,893,000	$2.43	5.70	$—
Granted	—
Expired	—
Cancelled	—
Exercised	—
Outstanding as of June 30, 2024	2,893,000	$2.43	5.45	$—
Vested as of June 30, 2024	2,493,000
Exercisable as of June 30, 2024	2,493,000
Exercisable as of December 31, 2023	2,272,333

A summary of status of the Company’s non-vested stock options (exercisable for shares of Common Stock on a one-to-one basis) as of, and changes during, the six months ended June 30, 2024 and 2023 is presented below:

	Number of Stock Options	Weighted- Average Fair Value Grant Date
Nonvested at December 31, 2022	434,667	$2.82
Granted	424,000	2.84
Vested	(423,334)	2.83
Expired	—	—
Nonvested at June 30, 2023	435,333	$2.81

Nonvested at December 31, 2023	180,667	$2.81
Granted	440,000	0.55
Vested	(220,667)	1.13
Expired	—	—
Nonvested at June 30, 2024	400,000	$0.70

In the six months ended June 30, 2024 and June 30, 2023, the Company granted options as described below.

Stock Option Grants - On March 15, 2024, the Company granted 440,000 stock options at a $0.77 strike price, vesting as follows: one third of such grant vests on April 1, 2024, one third of such grant vests on July 1, 2024, and one third of such grant vests on October 1, 2024.

 On June 16, 2023, the Company issued 424,000 stock options at a $2.19 strike price, vesting immediately upon issuance.

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2024 and June 30, 2023 using the Black-Scholes option-pricing model are as follows:

Six months ended June 30,	2024	2023
Weighted-average fair value of options granted	$0.55	$1.50
Expected volatility	86.17%	83.47%
Expected life (in years)	5.17	5.04
Risk-free interest rate (range)	4.33%	3.99%
Expected dividend yield	$—	$—

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

In the year ended December 31, 2022, all 636,979 outstanding shares of Series A Preferred Stock were converted to Common Stock on a 1:1 basis. There were no shares of Series A Preferred Stock outstanding at December 31, 2023 or June 30, 2024. The Series A Preferred Stock was cancelled and eliminated by the Company on April 11, 2024.

Note 11. Common Stock

The Company’s second amended and restated certificate of incorporation, as amended, authorizes the issuance of 200,000,000 shares of Common Stock. There were 7,605,636 shares of Common Stock outstanding as of June 30, 2024 and 6,053,956 shares outstanding as of December 31, 2023.

On May 3, 2024, 565,790 shares of Common Stock were issued for the exercise of the same number of pre-funded warrants.

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

Note 12. Warrants

No warrants were issued in the three months and six months ended June 30, 2024. On October 23, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “Private Placement”) of pre-funded common stock purchase warrants (“Pre-Funded Warrants”) to purchase up to 1,315,790 shares of Common Stock, with an exercise price of $0.001 per share, and common stock purchase warrants (the “Warrants”) to purchase up to 1,315,790 shares of Common Stock, with an exercise price of $1.40 per share. The gross proceeds to the Company from the Private Placement were approximately $2.0 million, before deducting placement agent fees and expenses and offering expenses payable by the Company. The Warrants and the Pre-Funded Warrants are immediately exercisable for three years from issuance and are subject to 4.99% and 9.99% beneficial ownership limitations (as applicable). The combined purchase price for one Pre-Funded Warrant and one accompanying Warrant was $1.519. The closing of the Private Placement contemplated by the Purchase Agreement occurred on October 25, 2023. The Company had no warrant liabilities at June 30, 2024 and December 31, 2023.

Note 13. Commitment and Contingencies

Operating Leases

Operating leases are recorded as right of use (“ROU”) assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased assets for the lease term, and lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives.

The Company entered into a lease agreement beginning July 1, 2020, for the Company’s principal headquarters on the fifth floor of 7800 Susquehanna Street, Pittsburgh, Pennsylvania, which includes office space and sterile manufacturing operations (the “Lease”). The Lease has a five-year term and includes an option for renewal, which is not reasonably certain and is excluded from the right of use calculation. On July 26, 2023, the Company entered a second lease for additional space on the fourth floor of the same building (the “Fourth Floor Lease”), commencing August 1, 2023 and co-terminating with the existing Lease on June 30, 2025. Subsequently effective January 1, 2024, the Company terminated the Fourth Floor Lease early at no penalty upon mutual agreement with the landlord and replaced it with a lease of additional space that had become available immediately adjacent to our existing offices (the “Suite 504 Lease”, and together with the “Lease”, “the Leases”). The Suite 504 Lease term co-terminates with the Lease. Future minimum rent payments under the Leases as of June 30, 2024 are as follows:

Year ending
2024 (six months remaining)	$48,519
2025	$48,519
Total minimum lease payments	$97,037
Less: amount representing interest	$(3,358)
Present value of minimum lease payments	$93,679

The Leases are accounted for as a ROU asset and liability. As of June 30, 2024, the Company had $91,979 of an operating lease ROU asset, and $93,679 of current lease liabilities, respectively, recorded on the balance sheets. There was no long term lease liability at June 30, 2024, as the existing leases end 12 months from the balance sheet date. As of December 31, 2023, the Company had an ROU asset of $135,144 and current and non-current operating lease liabilities of $89,223 and $47,371, respectively.

The lease expense for the three months ended June 30, 2024 and June 30, 2023 was $23,834 and $16,368, respectively. The lease expense for the six months ended June 30, 2024 and June 30, 2023 was $47,845 and $32,737, respectively. Cash paid for the amounts included in the measurement of lease liabilities for the three months ended June 30, 2024 and 2023 was $23,797 and $16,402, respectively, and for the six months ended June 30, 2024 and 2023 was $47,594 and $32,804, respectively. The payments are included in the operating activities in the accompanying statement of cash flows. The discount rates used for our right-of-use leases range from 6.25% to 7.25%.

Contract Commitments

The Company enters into contracts in the normal course of business with contract research organizations (“CROs”), contract manufacturing organizations, universities, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon prior written notice although, purchase orders for clinical materials are generally non-cancellable. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation or upon the completion of a manufacturing run.

Note 14. Income Taxes

The provision for income taxes for the three and six months ended June 30, 2024 and 2023 was $0, resulting in an effective income tax rate of 0% for each period. The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 was primarily due to the full valuation allowance against the Company’s net deferred tax assets.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be utilized. Because of our cumulative losses, substantially all of the deferred tax assets have been fully offset by a valuation allowance as of June 30, 2024 and December 31, 2023. We have not paid income taxes for the year ended December 31, 2023. The income tax provision attributable to loss before income tax benefit for the three and six months ended June 30, 2024 differed from the amounts computed by applying the U.S. federal statutory rate of 21% as a result of the following:

Statutory federal income tax rate	21.00%
State taxes, net of federal benefit	7.11%
Change in valuation allowance	-28.11%
Effective tax rate	0.00%

The Company’s 2019 through 2023 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes and the Commonwealth of Pennsylvania for state tax purposes.

Note 15. Subsequent Events

Subsequent events have been evaluated through the date on which the unaudited condensed financial statements were issued, and no material events were identified, except as disclosed below.

On August 1, 2024, the Company, in a registered direct offering and pursuant to a securities purchase agreement, issued 399,000 shares of Common Stock to an institutional investor at an offering price of $0.62 per share, along with pre-funded warrants to purchase 1,667,000 shares of Common Stock at an offering price of $0.619 per pre-funded warrant (the “August 2024 Offering”). The per share exercise price for the pre-funded warrants is $0.001, and the pre-funded warrants are immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full. Such shares and pre-funded warrants were issued pursuant to a prospectus supplement, dated July 31, 2024, to the registration statement on Form S-3 (File No. 333-276815), declared effective by the SEC on February 8, 2024. In connection with the August 2024 Offering and pursuant to an engagement letter with H.C. Wainwright & Co. LLC (the “Placement Agent”), who served as the placement agent for the August 2024 Offering, the Company agreed to pay the Placement Agent aggregate cash fees of 8.5% of the gross proceeds received by the Company from the August 2024 Offering, and an aggregate of $60,950 in reimbursements, non-accountable expenses and clearing expenses. The Company also agreed to issue to the Placement Agent warrants to purchase up to 154,950 shares of Common Stock under Section 4(a)(2) of the Securities Act of 1933, as amended, which are exercisable immediately following issuance, expire on July 31, 2029, and have an exercise price equal to $0.775 per share. The net proceeds of the August 2024 Offering were approximately $1.0 million, after fees and expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2024 should be read together with our unaudited condensed financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (this “Form 10-Q”), as well as the audited financial statements, the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 contained in our Annual Report on Form 10-K for the year ended December 31, 2023, that was filed with the SEC on February 27, 2024 (our “Annual Report”), and all risk factors disclosed herein and therein. Such discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information relating to our business that reflect our management’s current views, expectations and assumptions concerning our business, strategies, products, future results and events and financial performance, which are subject to risks and uncertainties that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements or that our underlying assumptions will prove to be correct. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any such forward-looking statement to reflect any change in our expectations with regard thereto or to conform such forward-looking statements to actual results. Statements made in this Form 10-Q, other than statements of historical fact, addressing operating performance, events, or developments which our management expects or anticipates will or may occur in the future, and also statements related to expected or anticipated growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and other non-historical information, are forward-looking statements. In particular, the words “may,” “will,” “expects,” “anticipates,” “aims,” “potential,” “future,” “intends,” “plans,” believes,” “estimates,” “continue,” “likely to,” and variations of such words and similar expressions identify forward-looking statements, but such words are not the exclusive means of identifying such forward-looking statements, and their absence does not necessarily mean that such statement is not forward-looking.

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

LP-10 is the development name of our reformulation of tacrolimus (an approved generic active agent) specifically optimized for topical deposition to the internal surface of the urinary bladder lumen using a proprietary drug delivery platform that we have developed and that we refer to as our metastable liposome drug delivery platform (our “Platform”). We are developing LP-10 and our Platform to be, to our knowledge, the first drug candidate and drug delivery technology that could be successful in treating cancer survivors who acquire hemorrhagic cystitis. We have received U.S. Food and Drug Administration (“FDA”) “orphan drug” designation covering LP-10 and plan to apply for additional regulatory designations in the event we achieve qualifying results in clinical trials for LP-10. Market data exclusivity may be available in the U.S. and other jurisdictions in which regulatory approval is obtained for the Company’s product, regardless of patent status.

The safety and efficacy of LP-10 was evaluated in a 13-subject, open-label, multi-center, dose-escalation, phase 2a clinical trial in patients experiencing complications associated with a rare but highly morbid disease called “radiation-induced hemorrhagic cystitis” or “radiation cystitis.” This phase 2a clinical trial commenced on February 15, 2021, and we reported the trial’s summary results in the first quarter of 2023. We met with the FDA in the fourth quarter of 2023 regarding the LP-10 clinical trial results, and on April 3, 2024, the FDA granted a Type C meeting request to discuss our proposed Phase-2b clinical trial design for the evaluation of LP-10. We received a response from the FDA on May 15, 2024, and based on our communication with the FDA, we are currently preparing a full Phase 2b protocol for submission to the FDA in the third quarter of 2024.

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

In the fourth quarter of 2023, we received IND approval from the FDA for LP-310, our product for the treatment of oral lichen planus (“OLP”). We have begun the clinical trial process for LP-310, and initiated the first clinical site in the second quarter of 2024, and expect to treat the first patient by the third quarter of 2024. OLP is a chronic, T-cell-mediated, autoimmune oral mucosal disease, and LP-310 contains tacrolimus which inhibits T-lymphocyte activation. To date, upon review of relevant FDA public data resources on approved drugs and biologics, we are not aware of any other liposomal products developed to treat such disease.

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

Recent Developments

In July 2024, the Company enrolled the first patients in a multi-center Phase 2a clinical trial evaluating LP-310 for the treatment of OLP, and is actively screening additional subjects with symptomatic OLP.

On August 1, 2024, the Company completed the August 2024 Offering and received net proceeds of approximately $1.0 million, after fees and expenses. See “Note 15 – Subsequent Events” of the notes to the Company’s unaudited condenses financial statements in this Form 10-Q as well as the Current Report on Form 8-K filed by the Company with the SEC on August 1, 2024 for more information regarding the August 2024 Offering.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	For the three months ended
	June 30,		Increase
	2024	2023	(Decrease)
(in thousands)
Revenue	$136	$107	$30
Operating expenses:
Research and development (“R&D”)	662	1,058	(396)
General and administrative	427	624	(197)
Total operating expenses	1,089	1,682	(593)
Loss from operations	(952)	(1,575)	623
Other income	14	37	(23)
Net loss	$(938)	$(1,539)	$600

Grants and Other Revenue

We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years. For the three months ended June 30, 2024 and 2023, we recognized revenue from a grant awarded by the National Institutes of Health (“NIH”) in September of 2022 (the “2022 NIH Grant”), which was an award of an aggregate of $673,000. NIH approved an additional year of funding under the 2022 NIH Grant in June 2023, increasing the total funding provided under the 2022 NIH Grant to $1,353,000.

We recognize revenue from grants when the related costs are incurred and the right to payment is realized. For the three months ended June 30, 2024, we earned $136,000 in connection with the 2022 NIH Grant, recognized as revenue, compared with $107,000 revenue in the three months ended June 30, 2023. The increase in annual grant revenue from 2023 to 2024 is driven by increased salaries and time spent on the grant work.

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

R&D expenses decreased by approximately $396,000, from $1,058,000 for the three months ended June 30, 2023 to $662,000 for the three months ended June 30, 2024. The decrease in R&D expenses was primarily attributable to a decrease in stock option expense of $468,000 related to a June 2023 stock option grant issuance that vested immediately. This was offset by an increase in outside services of $44,000 for clinical study trials. Indirect costs related to operational overhead and employee benefits increased $28,000.

General and Administrative Expenses

General and administrative expenses consist primarily of management and business consultants and other related costs, including stock-based compensation. General and administrative expenses also include board of directors’ expenses and professional fees for legal, patent, consulting, accounting, auditing, tax services and insurance costs.

General and administrative expenses were $427,000 for the three months ended June 30, 2024, compared to $624,000 for the three months ended June 30, 2023, a decrease of $197,000. These decreases were primarily related to a decrease in stock option expense of $299,000 and related to a June 2023 stock option grant that was fully vested upon issuance. This was offset by an increase in outside services spend of $102,000, including investor relations expense.

Net Other Income (Expense)

Net other income for the three months ended June 30, 2024 was $14,000, as compared to $37,000 for the three months ended June 30, 2023. There was a $28,000 decrease in interest income on the Company’s short term investment portfolio, driven by lower investment balances. It was offset by a reduction in interest expense of $5,000. There was no interest expense on related party notes during the three months ended June 30, 2024, as the Company had no outstanding debt during such period, as compared to the same period for the prior year, when the Company had $250,000 of notes outstanding. See Note 7 of the notes to our financial statements in our Annual Report for details of such related party notes and accrued interest at the prior period.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended
	June 30,		Increase
	2024	2023	(Decrease)
(in thousands)
Revenue	$282	$225	$57
Operating expenses:
R&D	1,504	1,751	(247)
General and administrative	948	1,133	(185)
Total operating expenses	2,452	2,884	(432)
Loss from operations	(2,170)	(2,659)	489
Other income (expense)	40	53	(13)
Net loss	$(2,130)	$(2,606)	$476

Grants and Other Revenue

For the six months ended June 30, 2024, we earned $282,000 in connection with a grant from the NIH, recognized as revenue. We received $225,000 in revenue for the six months ended June 30, 2023. The increase in annual grant revenue from 2023 to 2024 is related to the increased time spent on the grant project, as well as increased salaries and overhead costs associated with the project.

Operating Expenses

Research and Development Expenses

The following table summarizes our R&D expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended
	June 30,		Increase
(in thousands)	2024	2023	(Decrease)

Direct R&D expenses for the LP-10 product candidate program:
Employee-related costs	$34,000	$81,000	$(47,000)
Employee stock option expense	22,000	142,000	(120,000)
Outsourced R&D	52,000	82,000	(30,000)
Facility-related costs	25,000	43,000	(18,000)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	415,000	292,000	123,000
Employee stock option expense	225,000	574,000	(349,000)
Outsourced R&D	477,000	354,000	123,000
Facility-related costs	254,000	183,000	71,000
Total research and development expenses	$1,504,000	$1,751,000	$(247,000)

R&D expenses decreased by approximately $247,000, to $1,504,000 for the six months ended June 30, 2024, from $1,751,000 for the six months ended June 30, 2023. The decrease in R&D expenses was primarily attributable to a decrease in stock option expense versus the prior year by $469,000. This was offset by increases in 2024 of personnel costs (including employee benefits) of $76,000, and overhead and facility related costs, including supplies, of $53,000. There was also an increase in outside services of $93,000 in 2024, compared to the same period in the prior year, related to planning and launching our clinical trial for LP-310.

General and Administrative Expenses

General and administrative expenses were $948,000 for the six months ended June 30, 2024, compared to $1,133,000 for the six months ended June 30, 2023. General and administrative expenses decreased by approximately $185,000. including a decrease in stock option expense $297,000, with higher costs in the prior year related to our June 2023 option grants to employees and directors. Simultaneously, other personnel costs (including payroll taxes and benefits) decreased $13,000, and there was an increase in outside services of $121,000, which includes legal, investor relations, accounting and tax services, and others.

Net Other Income (Expense)

Net other income for the six months ended June 30, 2024 was $40,000, as compared to $53,000 for the six months ended June 30, 2023. This balance primarily included (i) cash interest income, (ii) unrealized loss on investments, and (iii) non-cash interest expense on related party notes in 2023. A higher cash investment balance in 2023 resulted in a decrease of $24,000 in interest on short term investments in the six months ended June 30, 2024 compared to the same period in the prior year. Meanwhile, interest expense on related party notes decreased by $11,000 due to an pay off of notes outstanding from $275,000 during the six months ended June 30, 2023 to $0 during the six months ended June 30, 2024. See Note 7 of the notes to our unaudited condensed financial statements in this Form 10-Q as well as Note 7 of the notes to our financial statements in our Annual Report for details of such related party notes and accrued interest at the respective periods.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. Cash and cash equivalents totaled $1.2 million as of June 30, 2024. We consider all highly liquid investments that mature in 90 days or less when purchased to be cash equivalents.

We have incurred operating losses and experienced negative operating cash flows for the six months ended June 30, 2024 and the year ended December 31, 2023, and we anticipate that we will continue to incur losses for the foreseeable future. Our net loss totaled $2,129,955 and $2,606,511 for the six months ended June 30, 2024 and 2023 respectively, and $4,618,965 for the year ended December 31, 2023.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	For the Six Months Ended
	June 30,
Dollars in thousands	2024	2023

Net cash (used) provided in operating activities	$(2,307)	$(1,733)
Net cash provided in financing activities	200	(275)
Net increase(decrease) in cash and cash equivalents	$(2,107)	$(2,008)

Net Cash (Used) Provided in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was approximately $2,307,000. This comprised a net loss for the period of approximately $2,130,000, and increased prepaid expenses (primarily insurance policies, outside services, and clinical trial operations services) of $758,000, offset by increased operating liabilities of $90,000. There were also noncash adjustments reducing the net loss by $289,000 in stock option expense and $200,000 in shares of Common Stock issued for services.

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

Net Cash Used in Investing Activities

There was no cash used in investing activities for the six month periods ended June 30, 2024 and 2023.

Net Cash Used in Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $200,000, received for the issuance of Common Stock. Net cash used in financing activities for the six months ended June 30, 2023 was $275,000 in cash, of which $25,000 was used to fully repay a line of credit and $250,000 was used to fully repay a related party note.

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

Off-Balance Sheet Arrangements

We did not have during the six months ended June 30, 2024, or the year ended December 31, 2023, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Contractual Obligations

We did not have during the six months ended June 30, 2024 or the year ended December 31, 2023, and we do not currently have, any material contractual obligations, such as license agreements or similar arrangements, other than as described below and in the financial notes to our unaudited condensed financial statements included in this Form 10-Q and in our Annual Report.

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

Service Agreements

We enter into service agreements in the normal course of business with CROs and for clinical trials, preclinical research studies and testing, manufacturing, and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. The expense we incurred pursuant to these agreements for the six months ended June 30, 2024 was approximately $421,000, which was consistent with the approximately $430,000 expense incurred for the six months ended June 30, 2023. The spending was primarily attributable to expenses relating to our ongoing research and development work, and costs related to our clinical trials for LP-10 in 2023 and LP-310 in 2024.

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

With respect to stock options granted during the six months ended June 30, 2024 and 2023, the following table sets forth by grant date the (i) number of shares of our Common Stock issuable upon exercise of such stock options, (ii) per share exercise price of such options and (iii) estimated fair value per share of our Common Stock on each such date. We did not grant any shares of restricted Common Stock during this period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

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

Lipella Pharmaceuticals Inc.

Date: August 13, 2024	By:	/s/ Jonathan Kaufman
Jonathan Kaufman
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Douglas Johnston
Douglas Johnston
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)