Form 10-Q
period 2024-09-30
LIPELLA PHARMACEUTICALS INC.
filed 2024-11-14
CIK 1347242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

As of November 13, 2024, there were 1,208,919 shares of common stock, par value $0.0001 per share (“Common Stock”), of the registrant outstanding.

Lipella Pharmaceuticals Inc.

Form 10-Q

September 30, 2024

References in this Quarterly Report on Form 10-Q to the “Company,” “Lipella,” “we,” “us,” or “our” mean Lipella Pharmaceuticals Inc. unless otherwise expressly stated or the context indicates otherwise.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Lipella Pharmaceuticals Inc.

CONDENSED BALANCE SHEETS

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$1,353,734	$3,293,738
Grants receivable	31,079	32,286
Prepaid expenses	695,151	103,256
Total Current Assets	2,079,965	3,429,280
Property and Equipment
Furniture, fixtures and equipment	140,294	140,294
Furniture, fixtures and equipment (accumulated depreciation)	(129,708)	(127,544)
Furniture and fixtures, net	10,585	12,750
Other Assets
Operating lease right of use asset	69,555	135,144
Total Assets	2,160,105	3,577,174
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	459,453	138,016
Accrued expenses	89,773	77,280
Operating lease liability	70,830	89,223
Payroll liability	81,130	80,836
Total Current Liabilities	701,186	385,355
Operating lease liability, net of current portion	—	47,371
Total Liabilities	701,186	432,726
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; -0- shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	$—	$—
Common stock, $0.0001 par value; 200,000,000 shares authorized, 1,091,205 shares issued and outstanding at September 30, 2024 and 756,745 shares issued and outstanding at December 31, 2023	109	75
Additional paid-in capital	15,357,244	13,468,216
Accumulated deficit	(13,898,435)	(10,323,843)
Total stockholders’ equity	1,458,918	3,144,448
Total liabilities and stockholders’ equity	$2,160,105	$3,577,174

The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Grant revenues	$80,380	$104,051	$362,691	$328,775
Total revenues	80,380	104,051	362,691	328,775

Cost and expenses
Research and development	1,046,693	833,260	2,550,851	2,584,636
General and administrative	493,102	627,518	1,441,090	1,760,498
Total costs and expenses	1,539,795	1,460,778	3,991,941	4,345,134
Loss from operations	(1,459,415)	(1,356,727)	(3,629,250)	(4,016,359)

Other income (expense)
Interest income, net	14,778	33,157	54,658	97,126
Interest expense related party	—	—	—	(10,848)
Total other income(expense)	14,778	33,157	54,658	86,278
Loss before income taxes	(1,444,637)	(1,323,570)	(3,574,592)	(3,930,081)
Provision for income taxes	—	—	—	—
Net Loss	$(1,444,637)	$(1,323,570)	$(3,574,592)	$(3,930,081)

Loss per share of Common Stock
Basic	$(1.29)	$(1.84)	$(3.60)	$(5.47)
Dilutive	$(1.29)	$(1.84)	$(3.60)	$(5.47)

Weighted average of shares of Common Stock outstanding:
Basic	1,119,129	719,216	994,252	718,405
Dilutive	1,119,129	719,216	994,252	718,405

The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 2022	717,993	$72	$10,380,403	$(5,704,878)	$4,675,596
Net loss	—	—	—	(1,067,825)	(1,067,825)
Stock-based compensation	—	—	208,639	—	208,639
Balances, March 31, 2023	717,993	72	10,589,042	(6,772,703)	3,816,410
Net loss	—	—	—	(1,538,686)	(1,538,686)
Stock-based compensation	—	—	847,618	—	847,618
Balances, June 30, 2023	717,993	72	11,436,660	(8,311,389)	3,125,342
Net loss	—	—	—	(1,323,570)	(1,323,570)
Stock-based compensation	—	—	298,759	—	298,759
Shares issued for services	7,500	1	121,199	—	121,200
Balances, September 30, 2023	725,493	73	11,856,618	(9,634,959)	2,221,731

Balances, December 31, 2023	756,745	75	13,468,216	(10,323,843)	3,144,448
Net loss	—	—	—	(1,191,809)	(1,191,809)
Stock-based compensation	—	—	208,639	—	208,639
Pre-funded warrants exercised for shares of Common Stock	62,500	6	(6)	—	—
Issuance of Common Stock	36,227	4	199,996	—	200,000
Shares issued for services	24,510	3	199,997	—	200,000
Balances, March 31, 2024	879,981	88	14,076,842	(11,515,652)	2,561,278
Net loss	—		—	(938,146)	(938,146)
Stock-based compensation	—		80,666	—	80,666
Pre-funded warrants exercised for shares of Common Stock	70,724	7	(7)	—	—
Balances, June 30, 2024	950,705	$95	$14,157,501	$(12,453,798)	$1,703,798
Net loss	—	—	—	(1,444,637)	(1,444,637)
Issuance of Common Stock and pre-funded warrants, net of issuance costs of $468,588	49,875	5	820,327	—	820,332
Stock-based compensation	—	—	379,425	—	379,425
Pre-funded warrants exercised for shares of Common Stock	90,625	9	(9)	—	—
Balances, September 30, 2024	1,091,205	$109	$15,357,244	$(13,898,435)	$1,458,918

The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash flow from operating activities:
Net loss	$(3,574,592)	$(3,930,081)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,165	962
Shares issued for services	200,000	121,200
Non-cash stock option expense	668,730	1,355,016
Interest expense related party net (non-cash)	—	—
Changes in operating assets and liabilities:
Operating right of use asset	(173)	(2,348)
Grants receivable	1,207	60,515
Prepaid expense	(591,895)	355,811
Accounts payable	321,437	(81,305)
Accrued expenses	12,493	(316,730)
Payroll liability	297	14,498
Net cash used in operating activities	(2,960,334)	(2,422,462)

Cash flow from investing activities
Purchase of Property, plant and equipment	—	(14,434)
Net cash used in investing activities	—	(14,434)

Cash flow from financing activities:
Proceeds from issuance of Common Stock and pre-funded warrants, net of issuance costs	1,020,332	—
Repayment of notes payable	—	(275,000)
Net cash provided by financing activities	1,020,332	(275,000)
Net decrease in cash, cash equivalents	(1,940,003)	(2,711,896)
Cash, and cash equivalents at beginning of period	3,293,738	5,121,743
Cash, and cash equivalents at end of period	$1,353,734	$2,409,847

Supplemental disclosure of cash flow information:
Interest paid	$(11,908)	$(11,358)
Income taxes paid	—	—
Supplemental disclosure of cash flow information:
Issuance of Common Stock for forgiveness of related party note	—	—
Issuance of Common Stock options for consulting services	—	—

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2024 (our “Annual Report”).

On November 7, 2024, we effected an 8-for-1 reverse stock split (the “Reverse Stock Split”) of all outstanding shares of our common stock, $0.0001 par value per share (“Common Stock”). Net loss per share and all share data for have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented, in accordance with ASC 260-10-55-22, Restatement of EPS Data. See Note 15 for more information.

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

The Company’s net loss for the nine months ended September 30, 2024 and fiscal year ended December 31, 2023 was $3,574,592 and $4,618,965, respectively. Since inception, the Company has incurred historical losses and has an accumulated deficit of $13,898,436 at September 30, 2024 and $10,323,843 at December 31, 2023, respectively. At September 30, 2024, the Company had available cash and cash equivalents of $1,353,734 and net working capital of $1,378,779. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to: research, development of product candidates, conducting preclinical studies and clinical trials, and administrative organization. These funds, and our funds available under existing government contracts, may not be sufficient to enable us to meet our obligations as they come due at least for the next twelve months from the issuance date of these financial statements.

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

Note 3. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3, “Accounting Policies,” in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024. There have been no material changes to the significant accounting policies during the three-month period ended September 30, 2024, except for items mentioned below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

Adoption of New Accounting Pronouncements

During the three months ended September 30, 2024, no new accounting pronouncement was issued or became effective, that had or is expected to have, a material impact on our Financial Statements.

Concentration of Credit Risk

The Company’s grant revenues and grant receivables are from the National Institute of Health (the “NIH”). The NIH is an agency of the United States Department of Health & Human Services, and the Company believes amounts are fully collectible from this agency. Contract revenues were $362,691 for the nine months ended September 30, 2024, and $80,380 for the three months ended September 30, 2024.

Earnings Per Share

Basic net loss per share of Common Stock is computed by dividing the net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share of Common Stock is computed giving effect to all dilutive Common Stock equivalents, consisting of stock options and warrants. Diluted net loss per share of Common Stock for the nine months ended September 30, 2024 and 2023 is the same as basic net loss per share, as the Common Stock equivalents were anti-dilutive due to the net loss.

At September 30, 2024 and 2023 the Common Stock equivalent shares were, as follows:

	September 30,
	2024	2023
Shares of Common Stock issuable under equity incentive plans outstanding	361,625	309,750
Shares of Common Stock issuable upon exercise of warrants	331,927	17,999
Shares of Common Stock issuable upon conversion of Series A Preferred Stock	—	—
Common Stock equivalent shares excluded from diluted net loss per share	693,552	327,749

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

At September 30, 2024 and December 31, 2023, the Company’s financial instruments consist primarily of: cash and cash equivalents, accounts payable and accrued liabilities. For cash equivalents, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of September 30, 2024 and December 31, 2023 were considered representative of their fair values due to their short term to maturity.

The Company held no marketable securities at September 30, 2024 and December 31, 2023. For cash equivalents at September 30, 2024 and December 31, 2023, the fair value input levels are summarized below:

September 30, 2024	Level 1	Level 2	Level 3	Total
Cash Equivalents (maturity less than 90 days)
Commercial Paper	$—	$—	$—	$—
U.S. Government	—	—	—	—
Money market funds	1,242,327	—	—	1,248,327
Total Cash equivalents	1,248,327	—	—	1,248,327

Marketable Securities	—	—	—	—
Total Cash Equivalents and Marketable Securities	$1,248,327	$—	$—	$1,248,327

December 31, 2023	Level 1	Level 2	Level 3	Total
Cash Equivalents (maturity less than 90 days)
Commercial Paper	$—	$—	$—	$—
U.S. Government	—	—	—	—
Money market funds	3,052,648	—	—	3,052,648
Total Cash equivalents	3,052,648	—	—	3,052,648

Marketable Securities	—	—	—	—
Total Cash Equivalents and Marketable Securities	$3,052,648	$—	$—	$3,052,648

Note 5. Prepaid Expenses

At September 30, 2024, prepaid expenses were $695,151, and consisted primarily of prepaid insurance of $94,599, prepaid costs of issuance of $100,559, an advance deposit with our clinical trial management partner of $400,410, and $99,583 in other prepaid expenses related primarily to professional services. At December 31, 2023, prepaid expenses consisted of $88,554 of prepaid insurance, and $14,702 of prepaid expenses.

Note 6. Accrued Expenses

At September 30, 2024, accrued expenses were $89,773, consisting of unbilled legal and professional expenses. At December 31, 2023, accrued expenses totaled $77,280 and consisted of $19,575 in clinical expenses, $52,050 in franchise tax expenses, and $5,655 in unbilled professional services expenses.

Note 7. Notes Payable – Related Party

There were no notes payable outstanding at September 30, 2024 or December 31, 2023.

Note 8. Letter of Credit

The Company has a letter of credit with a bank for an aggregate available amount of $50,000 due upon demand. The letter of credit is collateralized by substantially all of the Company’s assets and personally guaranteed by Dr. Jonathan Kaufman, the Company’s Chief Executive Officer. The outstanding advances under the line of credit bear interest at the lending bank’s prime rate plus 3.10%. The outstanding balance was $0 at September 30, 2024 and December 31, 2023, respectively.

Note 9. Stock Options

The Company has two stock incentive plans (each, a “Stock Option Plan” and collectively, the “Stock Option Plans”), each of which provides for the grant of both incentive stock options and non-qualified stock options. Under the terms of the Stock Option Plans, the maximum number of shares of Common Stock for which incentive and/or non-qualified stock options may be issued is 434,750 shares, after retroactively applying the effects of the Reverse Stock Split. This number comprises 134,750 stock options already issued and outstanding (non-expired) from the 2008 stock option plan, and 300,000 shares of Common Stock underlying option awards that may be issuable under the 2020 stock option plan. Incentive stock options are granted with an exercise price determined by the Company’s board of directors (the “Board”). The terms of the vesting of such options, including termination, are as set forth in the Stock Option Plans and their respective award agreements. Such stock options generally expire 10 years from the date of the grant. Subject to certain exceptions for grants made to employees who are large stockholders, stock options granted under the Stock Option Plans have an exercise price not less than the fair market value of the underlying Common Stock on the date of such grant. If an employee leaves the Company prior to fully vesting their option awards and the remaining unvested portion is considered forfeited, the earlier recognition of the unvested shares is reversed during the period of forfeiture. As of September 30, 2024, there were $80,667 in unrecognized compensation costs related to non-vested share-based compensation arrangements granted, to be recognized over the remaining vesting period of less than one year.

The Company recognized $379,726 and $298,759 of compensation costs related to stock option vesting for the three months ended September 30, 2024 and 2023, respectively. The Company recognized $668,730 of compensation costs for the nine months ended September 30, 2024, and $1,355,016 of compensation costs for the nine months ended September 30, 2023.

The following is an analysis of options to purchase shares of Common Stock issued and outstanding as of September 30, 2024 and December 31, 2023:

	Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Term (in Years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2022	256,750	$22.72	5.51	$605,687
Granted	53,000	$17.52	9.96	$—
Expired	—
Cancelled	(3,125)	$17.52
Exercised	—
Outstanding as of December 31, 2023	306,625	$21.84	5.19	$—
Granted	55,000	$6.16	9.96	$—
Expired	—
Cancelled	—
Exercised	—
Outstanding as of March 31, 2024	361,625	$19.44	5.70	$—
Granted	—
Expired	—
Cancelled	—
Exercised	—
Outstanding as of June 30, 2024	361,625	$19.44	5.45	$—
Granted	—
Expired	—
Cancelled	—
Exercised	—
Outstanding as of September 30, 2024	361,625	$19.44	5.20	$—
Vested as of September 30, 2024	343,292
Exercisable as of September 30, 2024	343,292
Exercisable as of December 31, 2023	284,042

A summary of status of the Company’s non-vested stock options (exercisable for shares of Common Stock on a one-to-one basis) as of, and changes during, the nine months ended September 30, 2024 and 2023 is presented below:

	Number of Stock Options	Weighted- Average Fair Value Grant Date
Nonvested at December 31, 2022	54,333	$22.56
Granted	53,000	17.52
Vested	(84,750)	18.88
Expired	—	—
Nonvested at September 30, 2023	22,583	$22.48

Nonvested at December 31, 2023	22,583	$22.48
Granted	55,000	4.40
Vested	(59,250)	6.32
Expired	—	—
Nonvested at September 30, 2024	18,333	$4.40

In the nine months ended September 30, 2024 and September 30, 2023, the Company granted options as described below.

Stock Option Grants - On March 15, 2024, the Company granted 55,000 stock options at a $6.16 strike price, vesting as follows: one third of such grant vests on April 1, 2024, one third of such grant vests on July 1, 2024, and one third of such grant vests on October 1, 2024.

 On June 16, 2023, the Company issued 53,000 stock options at a $17.52 strike price, vesting immediately upon issuance.

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2024 and September 30, 2023 using the Black-Scholes option-pricing model are as follows:

Nine months ended September 30,	2024	2023
Weighted-average fair value of options granted	$4.40	$12.00
Expected volatility	86.17%	83.47%
Expected life (in years)	5.17	5.04
Risk-free interest rate (range)	4.33%	3.99%
Expected dividend yield	$—	$—

Note 10. Preferred Stock

The Company’s Certificate of Incorporation authorizes as aggregate of 20,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”), of the Company, issuable from time to time in one or more series. There was no Preferred Stock outstanding during the nine months ended September 30, 2024 or the year ended December 31, 2023.

In the year ended December 31, 2022, all outstanding shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), were converted to Common Stock on a 1:1 basis. There were no shares of Series A Preferred Stock outstanding at December 31, 2023 or September 30, 2024. The Series A Preferred Stock was cancelled and eliminated by the Company on April 11, 2024.

Note 11. Common Stock

The Company’s second amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”), authorizes the issuance of 200,000,000 shares of Common Stock. After considering the effects of the Reverse Split, there were 1,091,205 shares of Common Stock outstanding as of September 30, 2024 and 756,745 shares outstanding as of December 31, 2023.

On August 1, 2024, we issued 49,875 shares of our Common Stock to an institutional investor at an offering price of $0.62 per share, along with 209,625 pre-funded warrants to purchase the same number of shares of Common Stock. See Note 12 for details of the pre-funded warrants.

On August 16, 2024, 12,500 shares of Common Stock were issued for the exercise of the same number of pre-funded warrants. On September 17, 2024, 28,125 shares of Common Stock were issued for the exercise of the same number of pre-funded warrants. On September 24, 2024, 25,000 shares of Common Stock were issued for the exercise of the same number of pre-funded warrants. On September 26, 2024, an additional 25,000 shares of Common Stock were issued for the exercise of the same number of pre-funded warrants.

Notice of Failure to Satisfy Nasdaq Minimum Bid Price Requirement

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2024, on April 17, 2024, the Company received a written notification (the “April Nasdaq Letter”) from the Nasdaq Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based upon the closing bid price of the Common Stock for the last 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share of its Common Stock, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The April Nasdaq Letter had no immediate effect on the listing of the Common Stock, which continues to trade on the Nasdaq Capital Market.

Nasdaq provided the Company with 180 calendar days, or until October 14, 2024, to regain compliance with the Minimum Bid Price Requirement.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2024, the Company received a letter from the Staff on August 21, 2024 stating that it was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on the Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Requirement”). The Company reported stockholders’ equity of $1,703,798 in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and, as a result, it was not in compliance with the Stockholders’ Equity Requirement.

As disclosed in our Current Report on Form 8-K filed with the SEC on October 18, 2024, the Staff notified the Company on October 16, 2024 that it would delist the Common Stock from the Nasdaq Capital Market, and in response, the Company timely requested an appeal of such notice to a Nasdaq hearing panel (the “Panel”). The Nasdaq hearing date has been set for December 12, 2024. While the appeal process is pending, the suspension of trading of the Common Stock on the Nasdaq Capital Market will continue to be stayed until the hearing process concludes and the Panel issues a decision. See also Note 15, Subsequent Events, for more information regarding the Reverse Stock Split.

Note 12. Warrants

On August 1, 2024, the Company conducted the August 2024 Offering. In connection therewith, the Company issued pre-funded warrants to purchase up to 208,375 shares of Common Stock at a price of $4,952, with an exercise price of $0.008 per share. The pre-funded warrants were immediately exercisable, subject to 4.99% and 9.99% beneficial ownership limitations (as applicable) and were exercisable at any time until exercised in full. The securities issued in the August 2024 Offering were issued pursuant to a prospectus supplement, dated July 31, 2024, to the registration statement on Form S-3 (File No. 333-276815), declared effective by the SEC on February 8, 2024. In connection with the August 2024 Offering and pursuant to an engagement letter with H.C. Wainwright & Co. LLC (the “Placement Agent”), who served as the placement agent for the August 2024 Offering, the Company agreed to issue to the Placement Agent, as partial compensation for its services as Placement Agent, warrants to purchase up to 19,368 shares of Common Stock, which were exercisable immediately, subject to 4.99% and 9.99% beneficial ownership limitations (as applicable), expire on July 31, 2029, and have an exercise price of $6.20 per share. The gross proceeds to the Company from the August 2024 Offering were approximately $1,280,920, before deducting placement agent fees and expenses and offering expenses payable by the Company. As of September 30, 2024, 90,625 of the pre-funded warrants from the August 2024 Offering had been exercised and converted to shares of Common Stock and 117,750 pre-funded warrants remained. The Company had no warrant liabilities at September 30, 2024 and December 31, 2023.

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

The Company entered into a lease agreement beginning July 1, 2020, for the Company’s principal headquarters on the fifth floor of 7800 Susquehanna Street, Pittsburgh, Pennsylvania, which includes office space and sterile manufacturing operations (the “Lease”). The Lease has a five-year term and includes an option for renewal, which is not reasonably certain and is excluded from the right of use calculation. On July 26, 2023, the Company entered a second lease for additional space on the fourth floor of the same building (the “Fourth Floor Lease”), commencing August 1, 2023 and co-terminating with the existing Lease on September 30, 2025. Subsequently effective January 1, 2024, the Company terminated the Fourth Floor Lease early at no penalty upon mutual agreement with the landlord and replaced it with a lease of additional space that had become available immediately adjacent to our existing offices (the “Suite 504 Lease”, and together with the “Lease”, “the Leases”). The Suite 504 Lease term co-terminates with the Lease. Future minimum rent payments under the Leases as of September 30, 2024 are as follows:

Year ending
2024 (three months remaining at September 30, 2024)	$24,259
2025	$48,519
Total minimum lease payments	$72,778
Less: amount representing interest	$(2,636)
Present value of minimum lease payments	$70,142

The Leases are accounted for as a ROU asset and liability. As of September 30, 2024, the Company had $69,555 of an operating lease ROU asset, and $70,830 of current lease liabilities, respectively, recorded on the balance sheets. There was no long term lease liability at September 30, 2024, as the existing leases end less than 12 months from the balance sheet date. As of December 31, 2023, the Company had an ROU asset of $135,144 and current and non-current operating lease liabilities of $89,223 and $47,371, respectively.

The lease expense for the three months ended September 30, 2024 and September 30, 2023 was $23,834 and $20,648, respectively. The lease expense for the nine months ended September 30, 2024 and September 30, 2023 was $71,680 and $54,011, respectively. Cash paid for the amounts included in the measurement of lease liabilities for the three months ended September 30, 2024 and 2023 was $24,259 and $21,331, respectively, and for the nine months ended September 30, 2024 and 2023 was $71,854 and $54,135, respectively. The payments are included in the operating activities in the accompanying statement of cash flows. The discount rates used for our right-of-use leases range from 6.25% to 7.25%.

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

Note 14. Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2024 and 2023 was $0, resulting in an effective income tax rate of 0% for each period. The Company’s effective tax rate for the nine months ended September 30, 2024 and 2023 was primarily due to the full valuation allowance against the Company’s net deferred tax assets.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be utilized. Because of our cumulative losses, substantially all of the deferred tax assets have been fully offset by a valuation allowance as of September 30, 2024 and December 31, 2023. We have not paid income taxes for the year ended December 31, 2023. The income tax provision attributable to loss before income tax benefit for the three and nine months ended September 30, 2024 differed from the amounts computed by applying the U.S. federal statutory rate of 21% as a result of the following:

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

On October 15, 2024, 117,750 pre-funded warrants were exercised and exchanged for the same number of shares of Common Stock.

On November 7, 2024, the Company, acting pursuant to authority received at an annual meeting of its stockholders on September 10, 2024, filed with the Secretary of State of the State of Delaware a certificate of amendment (the “Charter Amendment”) to the Certificate of Incorporation to effect the Reverse Stock Split on November 7, 2024. As a result of the Reverse Stock Split, every eight (8) shares of Common Stock were exchanged for one (1) share of Common Stock. The Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis at the start of trading on November 8, 2024. The Reverse Stock Split did not affect the total number of shares of capital stock, including the Common Stock, that the Company is authorized to issue, which remain as set forth pursuant to the Certificate of Incorporation. The Reverse Stock Split also has a proportionate effect on all other options and warrants of the Company outstanding as of the effective date of the Reverse Stock Split.

Net loss per share and all share data as of and for the nine months ended September 30, 2024 and 2023 have been retroactively adjusted to reflect the Reverse Stock Split in accordance with ASC 260-10-55-12, Restatement of EPS Data.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2024 should be read together with our unaudited condensed financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (this “Form 10-Q”), as well as the audited financial statements, the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 contained in our Annual Report on Form 10-K for the year ended December 31, 2023, that was filed with the SEC on February 27, 2024 (our “Annual Report”), and all risk factors disclosed herein and therein. Such discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information relating to our business that reflect our management’s current views, expectations and assumptions concerning our business, strategies, products, future results and events and financial performance, which are subject to risks and uncertainties that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements or that our underlying assumptions will prove to be correct. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any such forward-looking statement to reflect any change in our expectations with regard thereto or to conform such forward-looking statements to actual results. Statements made in this Form 10-Q, other than statements of historical fact, addressing operating performance, events, or developments which our management expects or anticipates will or may occur in the future, and also statements related to expected or anticipated growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and other non-historical information, are forward-looking statements. In particular, the words “may,” “will,” “expects,” “anticipates,” “aims,” “potential,” “future,” “intends,” “plans,” believes,” “estimates,” “continue,” “likely to,” and variations of such words and similar expressions identify forward-looking statements, but such words are not the exclusive means of identifying such forward-looking statements, and their absence does not necessarily mean that such statement is not forward-looking.

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

The safety and efficacy of LP-10 was evaluated in a 13-subject, open-label, multi-center, dose-escalation, phase 2a clinical trial in patients experiencing complications associated with a rare but highly morbid disease called “radiation-induced hemorrhagic cystitis” or “radiation cystitis.” This phase 2a clinical trial commenced on February 15, 2021, and we reported the trial’s summary results in the first quarter of 2023. We met with the FDA in the fourth quarter of 2023 regarding the LP-10 clinical trial results, and on April 3, 2024, the FDA granted a Type C meeting request to discuss our proposed Phase-2b clinical trial design for the evaluation of LP-10. We have submitted to the FDA a full Phase 2b multi-center prospective double-blind placebo controlled trial that is ready to initiate.

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

In the fourth quarter of 2023, we received IND approval from the FDA for LP-310, our product for the treatment of oral lichen planus (“OLP”). We have begun the clinical trial process for LP-310, and initiated the first clinical site in the second quarter of 2024. Three patients have completed the trial, and we expect topline results before the end of 2024. OLP is a chronic, T-cell-mediated, autoimmune oral mucosal disease, and LP-310 contains tacrolimus which inhibits T-lymphocyte activation. To date, upon review of relevant FDA public data resources on approved drugs and biologics, we are not aware of any other liposomal products developed to treat such disease.

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

Since our inception in 2005, we have focused primarily on business planning and progressing our lead product candidates, including progressing LP-10 through clinical development, raising capital, organizing and staffing the Company. On December 22, 2022, we completed our initial public offering (the “IPO”) and issued an aggregate of 152,174 shares of Common Stock at a price of $46 per share, as retroactively adjusted to reflect the Reverse Split. The aggregate net proceeds from the IPO were approximately $5.0 million after deducting underwriting discounts and commissions of approximately $630,000 and offering expenses of approximately $1.16 million.

Recent Developments

 Nasdaq Notifications

As previously disclosed, on April 17, 2024, and August 21, 2024, the Company received letters from the Nasdaq Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) stating that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) and Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”), respectively. On October 16, 2024, the Company received a letter (the “October Letter”) from the Staff stating that although the Company submitted a plan to regain compliance with the Stockholders’ Equity Requirement on October 4, 2024, the Common Stock would be delisted from the Nasdaq Capital Market unless such determination is appealed to a Nasdaq Hearings Panel (the “Panel”) by October 23, 2024. On October 17, 2024, the Company requested a hearing before the Panel to appeal such determination and the hearing has been set for December 12, 2024. While the appeal process is pending, the suspension of trading of the Common Stock on the Nasdaq Capital Market continues to be stayed until the hearing process concludes and the Panel issues a decision.

Reverse Stock Split

On November 7, 2024, the Company executed a 1-for-8 reverse stock-split of the Company’s outstanding shares of Common Stock (the “Reverse Stock Split”), whereby every 8 shares of Common Stock was consolidated into 1 share of Common Stock following the Reverse Stock Split. See “Note 15 – Subsequent Events” of the notes to the Company’s unaudited condensed financial statements in this Form 10-Q as well as the Current Report on Form 8-K filed by the Company with the SEC on November 7, 2024 for more information regarding the Reverse Stock Split.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended
	September 30,		Increase
	2024	2023	(Decrease)
(in thousands)
Revenue	$80	$104	$(24)
Operating expenses:
Research and development (“R&D”)	1,047	833	213
General and administrative	493	628	(135)
Total operating expenses	1,540	1,461	79
Loss from operations	(1,460)	(1,357)	(103)
Other income	15	33	(18)
Net loss	$(1,445)	$(1,324)	$(121)

Grants and Other Revenue

We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years. For the three months ended September 30, 2024 and 2023, we recognized revenue from a grant awarded by the National Institutes of Health (“NIH”) in September of 2022 (the “2022 NIH Grant”), which was an award of an aggregate of $673,000. NIH approved an additional year of funding under the 2022 NIH Grant in June 2023, increasing the total funding provided under the 2022 NIH Grant to $1,353,000.

We recognize revenue from grants when the related costs are incurred and the right to payment is realized. For the three months ended September 30, 2024, we earned $80,000 in connection with the 2022 NIH Grant, recognized as revenue, compared with $104,000 of revenue in the three months ended September 30, 2023. The decrease in annual grant revenue of $24,000 was driven by lower subcontractor costs on the grant work.

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

R&D expenses increased by approximately $213,000, to $1,047,000, for the three months ended September 30, 2024, compared to $833,000 for the three months ended September 30, 2023. The increase in R&D expenses was attributable to an increase in stock option expense of $40,000, related to partial vesting of the March 2024 option grants, as well as an increase in outside services of $131,000 for clinical study trials. In the three months ended September 30, 2024, personnel costs increased by $16,000, and indirect costs related to operational overhead and employee benefits increased $12,000, and supplies for lab and clinical trial work increased by approximately $14,000, as compared to the three months ended September 30, 2023.

General and Administrative Expenses

General and administrative expenses consist primarily of management and business consultants and other related costs, including stock-based compensation. General and administrative expenses also include board of directors’ expenses and professional fees for legal, patent, consulting, accounting, auditing, tax services and insurance costs.

There were $493,000 of general and administrative expenses for the three months ended September 30, 2024, compared to $628,000 for the three months ended September 30, 2023, a decrease of $135,000. Outside services, including legal and investor relations services, decreased by approximately $56,000, and Board compensation decreased by $125,000 as compared to the quarter ended September 30, 2023. This was offset by an increase in stock option expense of $41,000 compared to the three months ended September 30, 2023, related to the partial vesting of the March 2024 option grants.

Net Other Income (Expense)

Net other income for the three months ended September 30, 2024 was $15,000, as compared to $33,000 for the three months ended September 30, 2023. The change reflected an approximately $18,000 decrease in interest income on the Company’s short term investment portfolio, driven by lower investment balances.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended
	September 30,		Increase
	2024	2023	(Decrease)
(in thousands)
Revenue	$363	$329	$34
Operating expenses:
R&D	2,551	2,585	(34)
General and administrative	1,441	1,760	(319)
Total operating expenses	3,992	4,345	(353)
Loss from operations	(3,629)	(4,016)	387
Other income (expense)	55	86	(31)
Net loss	$(3,574)	$(3,930)	$356

Grants and Other Revenue

For the nine months ended September 30, 2024, we earned $363,000 in connection with a grant from the NIH, recognized as revenue. We received $329,000 in revenue for the nine months ended September 30, 2023. The increase in annual grant revenue from 2023 to 2024 of $34,000 is related to both the amount of time spent on the grant project, as well as increased salaries and overhead costs associated.

Operating Expenses

Research and Development Expenses

The following table summarizes our R&D expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended
	September 30,		Increase
(in thousands)	2024	2023	(Decrease)

Direct R&D expenses for the LP-10 product candidate program:
Employee-related costs	$60,000	$133,000	$(73,000)
Employee stock option expense	56,000	220,000	(164,000)
Outsourced R&D	95,000	140,000	(45,000)
Facility-related costs	37,000	67,000	(30,000)
Platform development, early-stage research and unallocated expenses:
Employee-related costs	619,000	448,000	171,000
Employee stock option expense	529,000	796,000	(267,000)
Outsourced R&D	802,000	534,000	268,000
Facility-related costs	353,000	247,000	105,000
Total research and development expenses	$2,551,000	$2,585,000	$(34,000)

R&D expenses decreased by approximately $34,000, with expenses of $2,551,000 for the nine months ended September 30, 2024, versus $2,585,000 for the nine months ended September 30, 2023. The decrease in R&D expenses was primarily attributable to a decrease in stock option expense versus the prior year by $431,000. This was offset by increases in 2024 of indirect overhead costs of $144,000, including employee benefits, overhead and facility related costs, office and lab expenses and supplies. There was also an increase in outside services of $233,000 during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, related to planning and launching our current clinical trial.

General and Administrative Expenses

General and administrative expenses were approximately $1,441,000 for the nine months ended September 30, 2024, compared to $1,760,000 for the nine months ended September 30, 2023. General and administrative expenses decreased by approximately $319,000, including a decrease in stock option expense of $256,000, with higher costs in the prior year related to our June 2023 option grants to employees and directors. Simultaneously, board compensation decreased by $125,000, and there was an increase in outside services of $270,000, which includes investor relations and other shareholder services, offset by a decrease in legal fees of $205,000.

Net Other Income (Expense)

Net other income for the nine months ended September 30, 2024 was approximately $55,000, as compared to $86,000 for the nine months ended September 30, 2023. This balance primarily included (i) cash interest income, (ii) unrealized loss on investments, and (iii) non-cash interest expense on related party notes in 2023. A higher cash investment balance in 2023 resulted in a decrease of $42,000 in interest on short term investments in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This was offset by a decrease in interest expense on related party notes of $11,000, due to a reduction in the balance of debt outstanding. See Note 7 of the notes to our unaudited condensed financial statements in this Form 10-Q as well as Note 7 of the notes to our financial statements in our Annual Report for details of such related party notes and accrued interest at the respective periods.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. Cash and cash equivalents totaled $1,353,734 as of September 30, 2024. We consider all highly liquid investments that mature in 90 days or less when purchased to be cash equivalents.

We have incurred operating losses and experienced negative operating cash flows for the nine months ended September 30, 2024 and the year ended December 31, 2023, and we anticipate that we will continue to incur losses for the foreseeable future. Our net loss totaled $3,574,592 and $3,930,081 for the nine months ended September 30, 2024 and 2023 respectively, and $4,618,965 for the year ended December 31, 2023.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	For the Nine Months Ended
	September 30,
Dollars in thousands	2024	2023

Net cash (used) provided by operating activities	$(2,960)	$(2,423)
Net cash (used) provided by investing activities	--	(14)
Net cash (used) provided by financing activities	1,020	(275)
Net increase (decrease) in cash and cash equivalents	$(1,940)	$(2,712)

Net Cash (Used) Provided in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was approximately $2,960,000. This comprised a net loss for the period of approximately $3,574,000, and increased prepaid expenses (primarily insurance policies, outside services, and clinical trial operations services) of $592,000, offset by increased operating liabilities of $333,000. There were also non-cash adjustments reducing the net loss by $669,000 in stock option expense and $200,000 in shares of Common Stock issued for services.

Net cash used in operating activities for the nine months ended September 30, 2023 was approximately $2,423,000. This comprised a net loss for the period of approximately $3,930,000, and decreased operating liabilities of $383,000, offset by decreases in the following assets: grants receivable of $60,000 and prepaid expenses (primarily insurance policies and consulting services) of $356,000. There were also and noncash adjustments to net loss of $1,355,000 in stock option expense.

Net Cash (Used) Provided by Investing Activities

There was no cash used in investing activities for the nine month period ended September 30, 2024. In the nine months ended September 30, 2023, cash of $14,000 was invested in the purchase of laboratory equipment.

Net Cash (Used) Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was approximately $1,020,000, received for the issuance of Common Stock. Net cash used in financing activities for the nine months ended September 30, 2023 was $275,000 in cash, of which $25,000 was used to fully repay a line of credit and $250,000 was used to fully repay a related party note.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operations and capital expenses into 2025. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Going Concern

The unaudited condensed financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. We have generated losses from operations since inception. The Company expects operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand its product portfolio, and increasing its market share. The Company’s ability to transition attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business.

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

Off-Balance Sheet Arrangements

We did not have during the nine months ended September 30, 2024, or the year ended December 31, 2023, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Contractual Obligations

We did not have during the nine months ended September 30, 2024 or the year ended December 31, 2023, and we do not currently have, any material contractual obligations, such as license agreements or similar arrangements, other than as described below and in the financial notes to our unaudited condensed financial statements included in this Form 10-Q and in our Annual Report.

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

Lease Agreement

We are party to a lease agreement, dated June 1, 2019, with Bridgeway Development Corporation (“Bridgeway”), as amended, for the lease of 2,690 square feet of office and lab and manufacturing space in Pittsburgh, Pennsylvania commencing on July 1, 2020 (the “Lease”). The Lease term expires on September 30, 2025 and we have the right to exercise a one-time option to extend the Lease term for an additional five-year term. The annual base rent under the Lease is approximately $66,000. On July 26, 2023, the Company entered into a second lease for additional space on the fourth floor of the same building (the “Fourth Floor Lease,” and together with the Lease, the “Leases”), commencing August 1, 2023 and co-terminating with the Lease on June 30, 2025. Annual rent under the Fourth Floor Lease was approximately $28,000. As space became available in the immediate proximity to our existing offices at the beginning of 2024, we terminated the Fourth Floor Lease upon mutual agreement with the landlord and replaced it with a lease for Suite 504 (“the Suite 504 Lease”). The Suite 504 Lease is effective January 1, 2024 and the term co-terminates with the Lease. The annual base rent for the current year for the Suite 504 Lease is approximately $29,000. See Note 13 of the notes to our unaudited condensed financial statements included in this Form 10-Q for more details.

Service Agreements

We enter into service agreements in the normal course of business with CROs and for clinical trials, preclinical research studies and testing, manufacturing, and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. The expense we incurred pursuant to these agreements for the nine months ended September 30, 2024 was approximately $694,000, which was an increase of approximately $93,000 over the $601,000 expense incurred for the nine months ended September 30, 2023. The spending was primarily attributable to expenses relating to our ongoing research and development work, and costs related to our clinical trials for LP-310 in 2024. in During the nine months ended September 30, 2023, spending was primarily related to oral toxicology testing for LP-310, along with FDA and grant writing support expenses.

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

There are significant judgments and estimates inherent in these valuations. These judgments and estimates included assumptions regarding our future operating performance, the stage of development of our programs, the timing of a potential offering, or other liquidity event, and the determination of the appropriate valuation methodology at each valuation date. The assumptions underlying these valuations represented management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. Subsequent to the completion of the IPO, the fair value of our Common Stock has been determined based on the market price of our Common Stock on Nasdaq.

With respect to stock options granted during the nine months ended September 30, 2024 and 2023, the following table sets forth by grant date the (i) number of shares of our Common Stock issuable upon exercise of such stock options, (ii) per share exercise price of such options and (iii) estimated fair value per share of our Common Stock on each such date. We did not grant any shares of restricted Common Stock during this period.

Grant date	Number of shares of Common Stock issuable upon exercise of stock options granted	Exercise price per share of Common Stock	Estimated fair value per share of Common Stock at grant date
03/15/24	55,000	$6.16	$4.40
06/16/23	53,000	$17.52	$12.00

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

●	the last day of the fiscal year on which we have $1.235 billion or more in annual revenue;

●	the date on which we become a “large accelerated filer” (i.e., as of our fiscal year end, the total market value of our common equity securities held by non-affiliates is $700 million or more as of September 30);

●	the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period; or

●	the last day of our fiscal year following the fifth anniversary of the date of the completion of the IPO.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risks and uncertainties are not the only ones that we face and additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (this “Report”) and elsewhere, and may adversely affect our business, financial condition or operating results. If any of these risk factors should occur, moreover, the trading price of our Common Stock could decline, and investors in our Common Stock could lose all or part of their investment. These risk factors, along with other information contained in this Report, should be carefully considered in evaluating our prospects.

We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Common Stock could be delisted from Nasdaq.

Our Common Stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements.

As disclosed in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 19, 2024, on April 17, 2024, we received a written notification from the Staff notifying us that we were not in compliance with the Minimum Bid Price Requirement because the closing bid price of our Common Stock was below $1.00 per share for the previous thirty (30) consecutive business days.

As disclosed in our Current Report on Form 8-K filed with the SEC on August 23, 2024, we received a letter from the Staff on August 21, 2024 stating that we were not in compliance with the Stockholders’ Equity Requirement. We reported stockholders’ equity of $1,703,798 in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and, as a result, we were not in compliance with the Stockholders’ Equity Requirement.

As disclosed in our Current Report on Form 8-K filed with the SEC on October 18, 2024, the Staff notified us on October 16, 2024 that it would delist the Common Stock from the Nasdaq Capital Market, and in response, we timely requested an appeal of such notice to the Panel. The Nasdaq hearing date has been set for December 12, 2024. While the appeal process is pending, the suspension of trading of the Common Stock on the Nasdaq Capital Market will continue to be stayed until the hearing process concludes and the Panel issues a decision. The Company is diligently working to regain compliance with the Minimum Bid Price Requirement and the Stockholders’ Equity Requirement.

There can be no assurances that we will be able to regain compliance with the Minimum Bid Price Requirement or the Stockholders’ Equity Requirement or if we do later regain compliance with the Minimum Bid Price Requirement or the Stockholders’ Equity Requirement, that we will be able to continue to comply with all applicable Nasdaq listing requirements now or in the future. If we are unable to maintain compliance with these Nasdaq requirements, our Common Stock will be delisted from the Nasdaq Capital Market.

In the event that our Common Stock is delisted from the Nasdaq Capital Market, as a result of our failure to comply with the Minimum Bid Price Requirement or the Stockholders’ Equity Requirement, or due to our failure to continue to comply with any other requirement for continued listing on the Nasdaq Capital Market, and is not eligible for listing on another exchange, trading in the shares of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Market or another over-the-counter market operated by the OTC Markets Group Inc. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and it would likely be more difficult to obtain coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange.

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

Lipella Pharmaceuticals Inc.

Date: November 14, 2024	By:	/s/ Jonathan Kaufman
Jonathan Kaufman
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Douglas Johnston
Douglas Johnston
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)