Form 10-K
period 2024-12-31
LIPELLA PHARMACEUTICALS INC.
filed 2025-03-28
CIK 1347242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Registrant’s telephone number, including area code: (412) 894-1853

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on June 30, 2024 (the last business day of the second quarter of the registrant’s current fiscal year), was $2,623,125.60.

The registrant had 2,548,811 shares of its common stock outstanding as of March 26, 2025.

References in this Annual Report on Form 10-K to the “Company,” “Lipella,” “we,” “us,” or “our” mean Lipella Pharmaceuticals Inc. unless otherwise expressly stated or the context indicates otherwise.

Documents Incorporated By Reference: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include information concerning our strategy, future operations, future financial position, future revenue, projected expenses, prospects and plans and objectives of management. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements contained in this Report include, but are not limited to, statements about the following:

●	the initiation, timing, progress preclinical and clinical trials for other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

●	the timing, scope or results of regulatory filings and approvals for our product candidates, including timing of final U.S. Food and Drug Administration (“FDA”) marketing and other regulatory approvals of our lead product candidates, LP-10 and LP-310; and our other product candidates, including, but not limited to, LP-410 and LP-50;

●	our ability to achieve certain accelerated or “orphan drug” designations from the FDA;

●	our estimates regarding the potential market opportunity for LP-10, LP310 or any of our other product candidates;

●	our research and development programs for our product candidates;

●	our plans and ability to successfully develop and commercialize LP-10, LP-310, or any of our other product candidates;

●	our ability to identify and develop new product candidates;

●	our ability to identify, recruit and retain key personnel;

●	our commercialization, marketing and manufacturing capabilities and strategy;

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	the scalability and commercial viability of our proprietary manufacturing methods and processes;

●	the rate and degree of market acceptance and clinical utility of our product candidates and gene therapy, in general;

●	our competitive position;

●	our intellectual property position and our ability to protect and enforce our intellectual property;

●	our financial performance;

●	developments and projections relating to our competitors and our industry;

●	our ability to establish and maintain collaborations or obtain additional funding;

●	our estimates regarding expenses, future revenue, capital requirements and needs for or ability to obtain additional financing;

●	the impact of laws and regulations;

 i

●	our expectations regarding the time during which an emerging growth company under the JOBS Act; and

●	the impact of global economic and political developments on our business, including capital market disruptions, the Ukraine-Russia and Israel-Hamas wars, economic sanctions and economic slowdowns or recessions, including any that may result from such developments and public health concerns, which could harm our commercialization efforts as well as the value of our common stock and our ability to access capital markets.

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

Our Product Candidates: LP-10, LP-310, LP-410, and LP-50

Consistent with our strategy, we are currently addressing two indications via development of our product candidates, which we have designated as LP-10 for the indication of hemorrhagic cystitis (“HC”) and LP-310 for the indication of oral lichen planus (“OLP”), which is chronic, uncontrolled urinary blood loss that results from certain chemotherapies (such as alkylating agents) or pelvic radiation therapy (also called “radiation cystitis”). Many radiation cystitis patients experience severe morbidity (and in some cases, mortality), and currently, there is no therapy for their condition approved by the FDA, or, to our knowledge, any other regulatory body. LP-310 employs a formulation similar to LP-10, for the treatment of OLP. OLP is a chronic, T-cell-mediated, autoimmune oral mucosal disease, and LP-310 contains tacrolimus which inhibits T-lymphocyte activation. Symptoms of OLP include painful burning sensations, bleeding and irritation with tooth brushing, painful, thickened patches on the tongue, and discomfort when speaking, chewing or swallowing. These symptoms frequently cause weight loss, nutritional deficiency, anxiety, depression, and scarring from erosive lesions. OLP can also be a precursor to cancer, predominately squamous cell carcinoma, with a malignant transformation rate of approximately one percent.

LP-10 is the development name of our reformulation of tacrolimus (an approved generic active agent) specifically optimized for topical deposition to the internal surface of the urinary bladder lumen using a proprietary drug delivery platform that we have developed and that we refer to as our metastable liposome drug delivery platform (our “Platform”). We are developing LP-10 and our Platform to be, to our knowledge, the first drug candidate and drug delivery technology that could be successful in treating cancer survivors who acquire HC. Our first issued U.S. patent covering LP-10 expires July 11, 2035, unless extended for regulatory delay (up to 14 years), our second issued U.S. patent covering the method of making LP-10 expires November 9, 2034, unless extended for regulatory delay, and our third U.S. patent covering particular LP-10 tacrolimus formulations expires November 9, 2034, unless extended for regulatory delay. Our issued Australian patent covering LP-10 expires October 22, 2034. The Canadian patent, issued on August 23, 2022, expires October 22, 2034. The European patent, issued on June 7, 2023, expires October 22, 2034. We also have a corresponding patent application pending in the U.S. (U.S.S.N. 18/924,830).  We also have a pending U.S. patent application on an improvement to the technology. We have received FDA “orphan drug” designation covering LP-10 and plan to apply for additional regulatory designations in the event we achieve qualifying results in the current phase 2a clinical trial for LP-10. Market data exclusivity may be available in the US and other jurisdictions in which regulatory approval is obtained for the Company’s product, regardless of patent status.

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

LP-310 is the development name of our oral, liposomal formulation of tacrolimus (the same approved generic active agent in LP-10) specifically optimized for local delivery to oral mucosa. We believe that our approach of using metastable liposomal tacrolimus as a treatment for OLP is novel. To date, upon review of relevant FDA public data resources on approved drugs and biologics, we are not aware of any other liposomal products developed to treat such disease. We received investigational new drug (“IND”) approval from the FDA regarding LP-310 in the third quarter of 2023. We initiated a Phase 2a multicenter dose escalation of using LP-310 for the treatment of OLP in 2024. In this first cohort, eight participants received a dose of 0.25 mg LP-310, with promising initial results. No product-related serious adverse events were reported. Pharmacokinetic data demonstrated that whole blood tacrolimus levels in all patients were either undetectable or minimal, highlighting LP-310’s potential to deliver localized therapeutic effects while minimizing systemic exposure. Additionally, all patients tolerated LP-310 without significant adverse reactions. The trial is expected to be completed in the second quarter of 2025. The top line data from the first two dose cohorts of this trial has been selected for podium presentation at the 2025 American Association of Oral Medicine and European Association of Oral Medicine Joint Meeting that will be held in Las Vegas, NV on May 15, 2025.

Our issued U.S. and Australian patents covering LP-310 expire July 11, 2035, November 9, 2034 and October 22, 2034, respectively. The Canadian patent, issued on August 23, 2022, expires October 22, 2034. The European patent, issued on June 7, 2023, expires October 22, 2034. We also have a corresponding patent application pending in the U.S. (U.S.S.N. 18/924,830). We also have a pending U.S. patent application on an improvement to the technology. As noted above, patent term extensions may be available in Europe, Canada and the US for regulatory delay. Market data exclusivity is also applicable in many jurisdictions, regardless of patent status. Approval of a 505(b)(1) or 505(b)(2) application can result in five or three years of such exclusivity, respectively.

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

Lipella has developed LP-410 for the topical delivery directly to the mouth surface. LP-410 targets the underlying mechanisms of oral GVHD, potentially providing a safe and effective treatment option for affected individuals. Lipella received orphan designation approval, on November 11, 2023, for tacrolimus for the treatment of oral GVHD. We received IND approval from the FDA for LP-410’s treatment of oral GVHD on March 5, 2024.The issued and pending patents regarding LP-310 are relevant to LP-410 as well. We plan to expand and specify patent coverage of LP-410 in the patent application currently pending in the U.S. (U.S.S.N. 18/924,830).

In a fourth program, Lipella is also developing an intravesical formulation of immunoglobulins including checkpoint inhibitors, referred to as LP-50. LP-50 is an intravesical formulation of immunoglobulins including local, intravesical PD-1 (i.e. checkpoint) inhibition, intended for the treatment of non-muscle invasive bladder cancer (“NMIBC”), offering the potential for increasing efficacy while minimizing systemic toxicity. Additional information regarding this preclinical program is included in the International Journal of Molecular Sciences 2024, 25(9), 4945, titled “Enhancing Therapeutic Efficacy and Safety of Immune Checkpoint Inhibition for Bladder Cancer: A Comparative Analysis of Injectable vs. Intravesical Administration,” as well as in US patent publication number 2024/0115503 titled “Intravesical Delivery of Hydrophilic Therapeutic Agents Using Liposomes.” We have a corresponding patent application pending in the U.S. (U.S.S.N 18/011,635).

Our Metastable Liposome Drug Delivery Platform

We have developed a proprietary technology, referred to as our Platform, which is optimized for local hydrophobic drug delivery to body cavities having endothelial surfaces. Our process employs liposomal technology protected by issued patents in the United States, Australia, and Canada. We also have a corresponding patent application pending in the U.S. (U.S.S.N. 18/924,830) and a corresponding European Patent, issued on June 7, 2023. This technology involves direct drug delivery to the urinary bladder mucosa, and, we believe, has the potential to improve efficacy (by increasing drug concentration at the site of injury) and to reduce the possibility of side effects (by reducing the drug’s exposure to unrelated organs). The first body-cavity application for which we intend to utilize our Platform is the urinary bladder, which has been designed to deliver LP-10. We are also developing an oral cavity product for the treatment of OLP and oral GVHD using our Platform (liposomal-tacrolimus). We are continuing to research and develop products for additional body cavities, including the anal-rectal cavity (radiation proctitis) and the esophagus (eosinophilic esophagitis). We have a pending U.S. patent application on a new embodiment of this technology.

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

The following table summarizes our therapeutic candidate pipeline and discovery research programs:

Figure 1

Our Strengths

We believe we are uniquely positioned to employ liposome technology in the development of intravesical treatments for urinary bladder and oral indications due, in part, to our particular strengths, including:

●	our proprietary Platform, which we believe will allow us to develop a pipeline of products to treat urinary bladder diseases as well as diseases of other body cavities;

●	our clinical development strategy intended to maximize efficiencies by repurposing existing therapeutics for new proprietary indications and formulations;

●	our clinical programs, which are designed to qualify, and take advantage of, accelerated regulatory approval pathways and designations that provide marketing exclusivity;

●	take advantage of product exclusivity through patent protection of our novel formulations and indications for use;

●	our product candidates, LP-10, LP-310, LP-410 and LP-50, which are being developed to address HC, OLP, oral GVHD and NMIBC, in accordance with our capital-efficient strategy via:

○	the “505(b)(2) regulatory pathway” strategy, which refers to requests for marketing approval from the FDA upon submission of an abbreviated new drug application (“aNDA”) pursuant to Section 505 of the Federal Food, Drug, and Cosmetic Act, as amended (the “FDCA”) and permits us to rely on existing data pertaining to the generic active ingredient; we anticipate referencing relevant publicly available data, including the publicly disclosed FDA drug approval package for tacrolimus in the preparation and submission of our aNDA for LP-10 and LP-310;

○	a known mechanism of action being combined with a new drug delivery method (our Platform) and a new site of delivery; and

○	our receipt of FDA “orphan drug” designations covering LP-10 and LP-410;

●	our in-house manufacturing pilot plant (our “Facility”), which positions us to maximize scalability, quality and reliability, and permits us to better develop and maintain our trade secrets;

●	our experienced scientific team, which has expertise in urology and liposomal drug development; and

●	our management team, which has a track record in clinical development of local therapeutics for urinary bladder indications.

Our Strategy

We are, to our knowledge, currently developing the first drug candidate and proprietary drug delivery platform that could be successful in treating cancer survivors who acquire HC and we intend to apply our proprietary drug delivery technology to the oral mucosa for the treatment of OLP and oral GVHD. Our development programs are designed to address opportunities for capital efficient drug discovery and development, especially research programs that reposition existing therapeutics for new indications that exploit new formulations. The key elements of the strategy that we are employing to achieve our goals are:

●	Advance the development of our lead product candidates, LP-10, to treat HC patients, and LP-310, to treat OLP. We designed LP-10 as a differentiated therapy for the treatment of cancer survivors with HC risks. We believe that LP-10 could be approved by the FDA as an effective therapy against HC due to its ability to exploit the known irreversible local vasoconstriction of tacrolimus (the active ingredient of LP-10) and take advantage of tacrolimus’ well-known anti-inflammatory properties. Our Platform permits a relatively high local drug concentration while also avoiding potential systemic toxicity. LP-10 has completed a phase 2a open-label, dose-escalation clinical trial for patients experiencing moderate to severe HC. Based on these recent results and the preclinical profile, we believe LP-10 has the potential to deliver meaningful clinical benefits over the currently available standard of care. A phase 2a multi-center dose-escalation study of LP-310 for the treatment of OLP is expected to be completed in the second quarter of 2025 and the top line data from the first two dose cohorts of this trial has been selected for podium presentation at the 2025 American Association of Oral Medicine and European Association of Oral Medicine Joint Meeting that will be held in Las Vegas, NV on May 15, 2025.

●	Leverage our differentiated research and discovery approach to expand our product candidate pipeline. We expect to maintain a pipeline of additional product candidates, including LP-410 and LP-50, consistent with our strategy of developing proprietary 505(b)(2) regulatory pathway assets to address highly morbid indications where no adequate treatment(s) exists. We believe that our drug design approach, which involves proprietary repositioning of existing therapeutics (i.e., development of new applications using existing, approved active agents), integrated with our Platform, will allow us to efficiently design and validate novel product candidates that target inflammatory conditions of mucosal membranes.

●	Maximize the clinical impact and value of our pipeline by relying on the 505(b)(2) regulatory pathway and, accordingly, deliver value to the stockholders. We believe the targeted nature of our research and discovery approach fosters efficient and focused clinical development. We intend to continue to build a lean, experienced team to develop product candidates in a capital-efficient manner. We intend to retain the commercialization rights to product candidates; however, we may opportunistically enter into strategic collaborations in certain geographic or clinical settings to maximize the value of our product pipeline.

●	Continue to seek new therapies for rare diseases that can be evaluated with relatively small clinical trials, with an intent to minimize clinical development costs. Rare diseases that present severe morbidity and mortality are potentially eligible for accelerated regulatory approval pathways, such as the FDA’s “orphan drug” designation and designations under one or more of the FDA’s expedited development and review programs, which are associated with significantly lower development costs to obtain marketing approval for promising drug candidates.

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

LP-10 and the Intended Treatment of HC

We completed our phase 2a clinical trial of LP-10 and reported top-line results in January 2023. LP-10 relies on intravesical vasoconstrictive and anti-inflammatory drug therapy for our intended treatment of HC, a rare and severe consequence of cancer therapy for which there is currently no approved treatment. HC affects the bladder lining and is caused by the protein-cross-linking effects of chemotherapy as well as longer-term effects from radiation-induced damage to urothelial tissue. In HC patients, the urothelial damage results in significant urinary bleeding, inducing the need for blood transfusions. Those cancer patients who acquire HC suffer from pain and discomfort that accompanies their bleeding. Based on information from the American Cancer Society as well as published reports on the incidence of HC resulting from either chemo or radiation therapy, we believe there are approximately 60,000 patients annually in the United States who suffer from a severe form of radiation-induced HC and an estimated 60,000 patients annually with systemic chemotherapy-induced HC. We received “orphan drug” designation from the FDA for the use of tacrolimus (including LP-10) for the treatment of HC.

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

On December 23, 2019, we received IND approval from the FDA for LP-10, including approval for LP-10’s proposed clinical protocol, and central investigational review board (“IRB”) approval of our IND-approved clinical protocol, as well as approval for the investigator’s brochure and patient’s informed consent associated with LP-10. From 2020 to 2022, we signed clinical trial agreements in connection with eight clinical sites to conduct the dose-escalation, phase 2a clinical trial of LP-10. We completed the phase 2a dose-escalation trial (reporting results in January 2023) and intend to apply for FDA accelerated approval pathways, and the design of a pivotal phase 2b well-controlled clinical trial. If successful, a pivotal phase 3 trial can be requested, and we believe the results of an LP-10 phase 3 trial could support the submission of an NDA for LP-10 to the FDA through the 505(b)(2) regulatory pathway and a Marketing Authorization Application to the EMA in Europe. However, there can be no assurance that we will obtain such designation from, or be permitted to use such pathway by, the FDA, who is ultimately responsible for making such determinations.

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

LP-10’s Addressable Market

LP-10 has been designed for the approximately one million cancer survivors in the United States today who have had pelvic radiation therapy and are at risk for HC. Based on the managed care database study that we sponsored in 2012 as part of our approved request for FDA “orphan drug” designation of tacrolimus for HC, approximately 60,000 of these patients annually experience severe chronic bladder bleeding that is often fatal. LP-10 has been developed to address this form of bleeding, as well as bladder bleeding associated with breast cancer patients who are taking systemic cyclophosphamide or ifosfamide, leading to chemotherapy-related cystitis experienced by an estimated 60,000 patients annually in the United States, inferring an addressable market in excess of 120,000 patients annually.

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

Our Lead Drug Candidates, LP-10, LP-310, and Our Product Pipeline

Five fundamental aspects of our LP-10 drug candidate make it an excellent fit for our strategy (see Figure 4 below). First, our API has a well-known mechanism of action. Second, published non-clinical studies involving animals, which are described above, demonstrate the potential for significant efficacy in our intended indication and route of administration. Third, we are fortunate to have had a successful human experience with intravesical tacrolimus (Dave et. al. Int Urol Nephrol 2015). Fourth, we believe we can take advantage of accelerated regulatory approval pathways for LP-10; we have already received “orphan drug” designation from the FDA that grants us product exclusivity, and we plan to apply for designations under one or more of the FDA’s expedited development and review programs. Fifth, we believe that the revenue potential for LP-10 could be significant. We believe our focus on capital-efficient drug development provides us with additional opportunities as we evaluate potential drug candidates for other rare diseases, especially those associated with locally delivering drugs to body cavities. When evaluating opportunities, we ensure that both the indication as well as the regulatory pathway are conducive to capital-efficient drug development. Our product candidate pipeline includes product candidates that could treat OLP (LP-310) and oral GVHD (LP-410). On November 10, 2023, we received the FDA’s IND approval for a Phase 2a dose escalation clinical trial regarding LP-310, and we were granted “orphan drug” designation for LP-410 the treatment of oral GVHD in November 2023. We submitted a Phase 2a IND for LP-310 treatment of OLP in the first quarter of 2024 and proceeded into clinical trial that is expected to be completed in the second quarter of 2025. We believe that our current product candidate pipeline could enable us to apply our drug delivery technology (our Platform) for multiple types of severe, rare diseases, and in the future, could enable us to address additional broader indications associated with endothelial inflammation. Local delivery often allows us to avert known risk factors by only locally applying the effective dose.

Figure 4

We are currently evaluating several potential product candidates for additional indications (including radiation proctitis and eosinophilic esophagitis).

LP-10’s Regulatory Status

In 2019, we completed the required manufacturing and toxicology program to submit an IND request to the FDA to begin testing LP-10 in human subjects. We submitted the IND request in September 2019 and received approval from the FDA within 30 days of submission to begin a clinical study involving LP-10. In December 2019, we received an advice letter from the FDA recommending several modifications to our proposed clinical protocol for LP-10, which we accommodated. We also submitted and received approval from the FDA for the trial’s associated investigator brochure and the proposed documentation of patient consent. Both of these documents, in addition to the clinical protocol, were submitted to Adverra, our central IRB, and we subsequently received IRB approval to conduct our clinical trial. In February 2020, the first patient was dosed in LP-10’s FDA phase 2a open-label, dose-escalation clinical trial for patients experiencing moderate to severe HC, which is intended to demonstrate proof-of-concept in humans. We reported summary results from LP-10’s phase 2a clinical trial in January 2023. We had a type-C meeting with the FDA on November 7, 2023, during which we agreed on a submission of a well-controlled phase 2b double-blind placebo-controlled trial with gross hematuria as assessed by patient report outcome as primary endpoint. This submission has been completed, and we are proceeding toward the initiation of a Phase2b clinical trial.

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

LP-310 and the Intended Treatment of OLP

LP-310 is currently in clinical development. LP-310 uses immunosuppressive and anti-inflammatory drug therapy to treat OLP, which is a chronic immune-mediated mucosal disease characterized by ulcerative lesions in the oral cavity. To date, upon review of relevant FDA public data resources on approved drugs and biologics, we are not aware of any other liposomal products developed to treat OLP. Patients are currently treated with off-label steroids for managing painful, erosive or ulcerative lesions. Yet, there are virtually no steroids formulated for topical drug delivery to lesions in the mouth. For severe and difficult-to-treat lesions, systemic steroids, and other immunosuppressive agents (e.g., hydroxychloroquin) are often needed, even though OLP is localized. Creams, gels and ointments do not adhere to oral mucosa and are easily swallowed, while mouthwashes and steroid inhalers have extremely short contact time with lesions. For severe and difficult-to-treat lesions, systemic steroids are often needed, even though OLP is localized. As a result, we believe there is great unmet medical need for this disease.

We believe that our approach of using metastable liposomal tacrolimus as a treatment for OLP, which has not yet been approved by the FDA, is novel. Tacrolimus has been used as an off-label oral treatment of OLP, and it has been shown to be effective based on systematic review and meta-analysis (Sun et al., 2019), which we believe is indicative of a rationale for using tacrolimus to treat OLP. Twenty-one trials involving 965 patients were included in this meta-analysis that concluded, in part, that treatment with tacrolimus may be an alternative approach when OLP does not respond to the standard protocols.

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

Some cases of OLP are caused by a hypersensitivity reaction to mercury and formaldehyde or medications such as ACE inhibitors, thiazide diuretics, beta blockers, gold salts, sulfasalazine, sulfonylureas and penicillamine. The new biologic agents such as TNF alpha inhibitors may also cause lichen planus-like eruptions. Patients with hypothyroidism, including Hashimoto thyroiditis, also develop OLP and it is unclear whether it is thyroid disease that predisposes an individual to OLP, or whether the drugs used to treat such disease also cause OLP. Hepatitis C virus infection has also been associated with the development of OLP in southern European countries. As mentioned above, we are not aware of any approved treatments for OLP, and we do not believe that current treatments are sufficiently effective.

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

We began the clinical trial process for LP-310 and initiated the first clinical site in the second quarter of 2024. In the fourth quarter of 2024, we announced the completion of dosing for the first cohort in its multi-center Phase 2a clinical trial of LP-310. In this first cohort, eight participants received a dose of 0.25 mg LP-310, with promising initial results. No product-related serious adverse events were reported. Pharmacokinetic data demonstrated that whole blood tacrolimus levels in all patients were either undetectable or minimal, highlighting LP-310’s potential to deliver localized therapeutic effects while minimizing systemic exposure. Additionally, all patients tolerated LP-310 without significant adverse reactions.

The trial is expected to be completed in the second quarter of 2025. The top line data from the first two dose cohorts of this trial has been selected for podium presentation at the 2025 American Association of Oral Medicine and European Association of Oral Medicine Joint Meeting that will be held in Las Vegas, NV on May 15, 2025. Lipella anticipates the submission to the FDA of a request for Breakthrough Designation for LP-310 in the second half of 2025 and plans to commence a Phase 2b clinical trial for such product.

LP-410 and the Intended Treatment of oral GVHD

Lipella Pharmaceuticals Inc. is also developing an oral, liposomal formulation of tacrolimus, LP-410, for the treatment of oral GVHD. LP-410 is an oral rinse, similar to LP-310, but will have a different containment system. LP-410 targets the underlying mechanisms of oral GVHD, potentially providing a safe and effective treatment option for affected individuals. Lipella received “orphan drug” designation approval, on November 11, 2023, for tacrolimus for the treatment of oral GVHD. On March 5, 2024, the FDA approved an IND application for LP-410’s treatment of oral GVHD.

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

LP-50 and the Intended Treatment of NMIBC

Lipella is also developing an intravesical formulation of immunoglobulins including checkpoint inhibitors, LP-50, for the treatment of NMIBC. LP-50 offers the potential for increasing efficacy while minimizing systemic toxicity. Additional information regarding this preclinical program is included in the International Journal of Molecular Sciences 2024, 25(9), 4945, titled “Enhancing Therapeutic Efficacy and Safety of Immune Checkpoint Inhibition for Bladder Cancer: A Comparative Analysis of Injectable vs. Intravesical Administration,” as well as in US patent publication number 2024/0115503 titled “Intravesical Delivery of Hydrophilic Therapeutic Agents Using Liposomes.”

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

We are in a continuous process of complying with increasing regulatory requirements as the development of LP-10 and our other product candidates progresses. Currently, our manufacturing process primarily involves facility-dependent sterility protocols surrounding a five-step batch process. The simplicity of our process provides a strong incentive to continue investing internally in manufacturing compliance.

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

Our Analytical Laboratory, Equipment & Supplies

Our current preparatory and biochemical/biophysical analysis capabilities include: ultra-centrifugation, high performance liquid chromatography; differential scanning calorimetry; gas chromatography; cross-polarization microscopy; fluorescent microscopy; near-infra-red imaging; and particle size analysis. In addition to the analytical equipment and sterile cleanroom, our Facility it contains a laminar flow hood for sterile procedures outside of the cleanroom, two Labconco lyophylizers (each with a 50-vile capacity), multiple incubators, a laboratory oven, an autoclave, various mass balances, vortexes, a heat stage for our optical microscope, various freezers and refrigerators, chemical and flammable storage cabinets, sterile disposables (including clothing, materials and vials), and raw materials, including APIs and lipids.

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

Government Regulation Applicable to Our Business

In the United States, the FDA regulates drug products, including liposomally delivered products, under the FDCA, the Public Health Service Act (the “PHSA”), and regulations and guidance implementing these laws. The FDCA, PHSA and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving drug products. Applications to the FDA are required before conducting human clinical testing of drug products. FDA approval also must be obtained before marketing of drug products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals to successfully develop and commercialize our product candidates, including LP-10, LP-310, LP-410 and LP-50.

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

The 505(b)(2) NDA Regulatory Pathway

Most drug products obtain FDA marketing approval pursuant to a full Section 505(b)(1) NDA or an aNDA. A third alternative is a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference or use, such as the FDA’s findings of safety and/or effectiveness for a similar previously approved product, or published literature, in support of its application. For example, we anticipate referencing relevant publicly available data, including the publicly disclosed FDA drug approval package for tacrolimus, in the preparation and submission of our aNDA for LP-10 and LP-310. However, the FDA is responsible for ultimately determining if the Company may utilize this pathway for LP-10, LP-310, or any of our other product candidates and has presently not provided the Company with any indication that it may use such pathway. There is no guarantee that the FDA will make such a determination with respect to LP-10 or any of our other product candidates.

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

The FDA will seek to ensure that the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review, and rolling review. We believe that LP-10, and the specific indication for which it is being studied, meets the qualifications for Breakthrough Therapy designation, and we intend to apply for such status. Our initial Breakthrough Therapy designation was denied by the FDA on November 16, 2023. The FDA determined that refractory HC meets the criteria for a serious or life-threatening disease or condition, however, the clinical evidence does not yet demonstrate substantial improvement and the designation as a Breakthrough Therapy cannot be granted at this time. Lipella anticipates repeating its submission for Breakthrough Therapy Designation at the conclusion of the Phase 2b study for LP-10. In addition, Lipella anticipates the submission for Breakthrough Therapy Designation for LP-310 treatment of OLP in the second half of 2025, after the conclusion of the Phase2a clinical trial.

●	Accelerated Approval

Drug or drug products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefits over existing treatments may receive accelerated approval from the FDA. Accelerated approval means that a product candidate may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of receipt of accelerated approval, the FDA may require that a sponsor of a drug product candidate requesting such approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires, as a condition for accelerated approval, pre-approval of promotional materials relating to such drug candidate. Given the availability of direct efficacy measures in the case of LP-10 for HC, it is unlikely that a surrogate measurement would accelerate approval of LP-10. However, we remain open to the possibility of discovering relevant surrogate measurements during the clinical development of LP-10 that would accelerate the approval process. Lipella is also exploring inflammatory saliva cytokines measurement as a potential surrogate measure to accelerate approval of LP-310 treatment of OLP.

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

Employees and Human Capital Resources

As of March 26, 2025, we had five full-time employees and two part-time employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors

Our business, financial condition and operating results are subject to a number of risks and uncertainties, including those that are known to us and identified below and others that may arise from time to time. The following is a summary of the principal risk factors described in this section:

●	we may be unable to continue as a going concern and have incurred net losses since inception, with expected losses for the foreseeable future;

●	we will need to raise additional funding in order to receive approval for our product candidates;

●	our ability to obtain reimbursement or funding for our programs from the federal government may be impacted by reductions in federal spending;

●	we are substantially dependent on the success of our lead product candidates, LP-10 and LP-310, and any delays or failure to commercialize them may harm our business;

●	our product candidates are in the early stages of development, and we cannot guarantee regulatory approval, timely or successful progression through clinical trials, commercial potential, or the time and cost of development;

●	even if we obtain regulatory approval for a product candidate, it will remain subject to regulatory oversight;

●	we may never obtain approval for our product candidates outside of the United States;

●	“orphan drug” designations may not effectively provide us with exclusive marketing rights, and our competitors may be able to obtain “orphan drug” exclusivity before us;

●	we face significant competition in a rapidly changing industry, and our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours;

●	delays or disruptions in our manufacturing process may hinder product development and commercialization efforts, and third parties that we may need to utilize to conduct our product manufacturing may not perform satisfactorily;

●	our ability to expand our market development or enter into agreements with third parties to market and sell our product candidates is uncertain;

●	changes in pricing regulations could restrict product pricing;

●	failure to obtain or maintain adequate insurance coverage and reimbursement for our products could limit our ability to market those products and generate product revenue;

●	failure to comply with federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws could result in substantial penalties;

●	our future depends on retaining, attracting, and motivating qualified personnel, and any personnel misconduct or non-compliance with regulatory standards could harm operations;

●	we may face difficulties in protecting our intellectual property rights due to our inability to enforce our rights in certain parts of the world or changes in U.S. patent law, and third parties may initial legal proceedings alleging infringement of their intellectual property rights;

●	we rely on third parties, which requires us to share our trade secrets;

●	we have been notified by The Nasdaq Stock Market LLC (“Nasdaq”) of our failure to comply with certain continued listing requirements and if we are unable to regain compliance, we could be delisted from the Nasdaq Capital Market;

●	certain stockholders may have effective control over actions requiring stockholder approval;

●	provisions in our certificate of incorporation, bylaws and other agreements, as well as certain provisions of Delaware law, may deter, delay, or prevent a change in our control or unsolicited acquisition proposals, limit our rights and rights of our shareholders to take action against our management or limit our shareholder’s ability to obtain a favorable judicial forum for certain disputes;

●	raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies;

●	we do not anticipate paying any cash dividends on our capital stock in the foreseeable future;

●	as a smaller reporting public company, we face increased costs and new compliance initiatives.

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

Risks Related to Our Business

The report of the independent registered public accounting firm on our 2024 and 2023 financial statements contains a going concern qualification.

The report of the independent registered public accounting firm covering our financial statements for the years ended December 31, 2024 and December 31, 2023 stated that certain factors, including that we have suffered recurring losses from operations and have an accumulated deficit at December 31, 2024, raised substantial doubt as to our ability to continue as a going concern. Because we are not yet producing sufficient revenue to sustain our operating costs, we are dependent upon raising capital to continue our business. If we are unable to raise capital, we may be unable to continue as a going concern.

We have incurred net losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

There are numerous risks and uncertainties associated with pharmaceutical product development, and we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

As of December 31, 2024 we had an accumulated deficit of approximately $15,340,107, which includes a net loss of approximately $5,016,264 for the year ended December 31, 2024, as compared to an accumulated deficit of approximately $10,323,843, which includes a net loss of approximately $4,618,965 for the year ended December 31, 2023. Historically, we have financed our operations through a combination of grant revenue and equity financing, however our goals for the foreseeable future will likely require significant equity financing. Our ability to achieve significant profitability depends on our ability to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, LP-10 and/or our other product candidates, which may not occur for several years, if ever. The net losses we incur may fluctuate significantly from quarter to quarter.

If we are required by the FDA, the European Medicines Agency (“EMA”) or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of LP-10 and/or our other product candidates, our expenses could increase and revenue could be further delayed. We anticipate that our expenses will increase substantially if, and as, we:

●	continue our research and the clinical development of LP-10 and our other product candidates;

●	initiate additional clinical trials and preclinical studies for any additional product candidates that we may pursue in the future;

●	prepare an NDA for filing with the FDA, a marketing authorization application, and approvals in certain other countries;

●	ramp-up our in-house commercial-scale cGMP manufacturing facility;

●	manufacture material for clinical trials or potential commercial sales;

●	further develop our product candidate portfolio;

●	establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;

●	develop, maintain, expand and protect our intellectual property portfolio; and/or

●	acquire or in-license other product candidates and technologies.

To become and remain profitable, we must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing the clinical trials, developing and validating commercial scale manufacturing processes, obtaining marketing approval for this product candidate, manufacturing, marketing and selling any future product candidates for which we may obtain marketing approval and satisfying any post-marketing requirements. If we were required to discontinue development of LP-10 or LP-310, if LP-10 or LP-310 do not receive regulatory approval, if we do not obtain our targeted indication(s) for LP-10 or LP-310, or if LP-10 or LP-310 fails to achieve sufficient market acceptance for any indication, we could be delayed by many years in our ability to achieve profitability for such assets. Lipella has additional pipeline assets, including but not limited to LP-410 and LP-50. As with LP-10 and LP-310, if LP-410 or LP-50 do not receive regulatory approval, if we do not obtain our targeted indication(s) for such assets, or if such assets fail to achieve sufficient market acceptance for any indication, we could be delayed by many years in our ability to achieve profitability for such assets. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

We will need to raise additional funding in order to receive approval for LP-10 or any other product candidate. Such funding may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate certain of our product development efforts or other operations.

To complete the process of obtaining regulatory approval for LP-10 and our other product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize such product candidates, if approved, we will require substantial additional funding. In addition, if we obtain marketing approval for LP-10 and any of our other product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. We also anticipate that we will require substantial additional funding for LP-310, LP-410, LP-50 and product candidates that we decide to develop in the future.

Our future capital requirements will depend on many factors, including:

●	the progress, timing, results and costs of any future trials for LP-10, LP-310 and our other product candidates;

●	the progress, timing and costs of manufacturing for our planned pivotal clinical trials for our product candidates;

●	the continued development and the filing of an IND application for our product candidates;

●	the initiation, scope, progress, timing, costs and results of drug discovery, laboratory testing, manufacturing, preclinical studies and clinical trials for any other product candidates that we may pursue in the future, if any;

●	the costs of building and maintaining our own commercial-scale cGMP manufacturing facilities, including costs of maintaining our Facility;

●	the outcome, timing and costs of seeking regulatory approvals;

●	the costs associated with the manufacturing process development and evaluation of third-party manufacturers;

●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, in the event we receive marketing approval for LP-10 or any other product candidates that we may develop;

●	the extent to which the costs of our product candidates, if approved, will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors;

●	the costs of commercialization activities for LP-10 and our other product candidates if we receive marketing approval for LP-10 or such other product candidates and those that we may develop, including the costs and timing of establishing product sales, medical affairs, marketing, distribution and manufacturing capabilities;

●	subject to receipt of marketing approval, if any, revenue received from commercial sale of LP-10 or any of our other product candidates;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;

●	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay pursuant to our license agreements, if any;

●	our ability to establish and maintain collaborations and licenses on favorable terms, if at all; and

●	the extent to which we acquire or in-license other product candidates and technologies.

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

U.S. federal government agencies currently face potentially significant spending reductions. The U.S. federal budget remains in flux, however, which could, among other things, result in a cut to Medicare payments to providers and otherwise affect federal spending on clinical and pre-clinical research and development. The Medicare program is frequently mentioned as a target for spending cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. In addition, we cannot predict any impact which the actions of the current Presidential administration and the U.S. Congress may have on the federal budget. If federal spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the NIH, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

We are substantially dependent on the success of our lead product candidates, LP-10 and LP-310. If we are unable to commercialize LP-10 or LP-310, or experience significant delays in doing so, our business will be materially harmed.

Our ability to generate product revenues, which may not occur for several years, if ever, currently depends heavily on the successful development and commercialization of LP-10 and LP-310. The success of LP-10 and LP-310 will depend on a number of factors, including the following:

●	successful completion of clinical development;

●	receipt of marketing approvals from applicable regulatory authorities;

●	establishing commercial manufacturing arrangements with third-party manufacturers;

●	Obtaining, maintaining, and extending patent and trade secret protection and regulatory exclusivity;

●	protecting our rights in our intellectual property portfolio;

●	establishing sales, marketing and distribution capabilities;

●	launching commercial sales of LP-10 and LP-310, if and when approved, whether alone or in collaboration with others;

●	acceptance of LP-10 and LP-310, if and when approved, by patients, the medical community and third-party payors;

●	effectively competing with other therapies; and

●	maintaining a continued acceptable safety profile of LP-10 and LP-310, following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize LP-10 and LP-310, which would materially harm our business. We have not yet demonstrated our ability to successfully complete development of any product candidates, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

Assuming we obtain marketing approval for any of our product candidates, we will need to transition our focus from research and development to supporting commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays and may not be successful in such a transition.

We are early in our efforts to develop LP-10, LP-310, and our other product candidates. If we are unable to advance LP-10, LP-310, and such other candidates through clinical trials, obtain regulatory approval and ultimately commercialize such product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We are early in our development of LP-10, which will begin its phase 2b clinical trial, LP-310, which is expected to complete its multi-center Phase 2a clinical trial in the second quarter of 2025, and LP-410, which recently received FDA clearance for a Phase 2a clinical trial. The development and commercialization of LP-10, LP-310 and LP-410 (or any other product candidate that we may develop) is subject to many uncertainties, including the following:

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

In addition, if we make manufacturing or formulation changes to any of our other product candidates, we may need to conduct additional studies to bridge our modified product candidate to earlier versions. If we elect, or are required, to delay, suspend, or terminate any clinical trial of any of our product candidates at any stage, it could shorten any periods during which we may have the exclusive right to commercialize such product candidates or allow our competitors to bring products to market before we do, which could limit our potential revenue or impair our ability to successfully commercialize our current product candidates now, or such other product candidate in the future, and may harm our business, financial condition, results of operations and prospects. Any such significant changes, delays, setbacks or failures we experience, including our inability to obtain regulatory approval for or successfully commercialize our product candidates, particularly LP-10 and LP-310, would materially harm our business, financial condition, results of operations and prospects.

We are heavily dependent on the success of our product candidates, which are in the early stages of clinical development. Although we have reported positive results from our phase 2a clinical trials for LP-10 and LP-310, we cannot give any assurance that our trial results are indicative of success for future trials or commercialization.

We have reported positive top-line results from our completed phase 2a clinical trial evaluating the safety and efficacy of LP-10 and our recently completed dosing of the first cohort of our phase 2a clinical trial evaluating the safety and efficacy of LP-310. The top-line results from such clinical trials does not indicate or guarantee the future success for future clinical trials or for commercialization for commercialization of LP-10 or any of our other products. There can be no assurance that the data from such trial for LP-10, LP-310 or any future trial for LP-10, LP-310 or any of our other product candidates in our planned indications will be sufficiently supportive to rely on Fast Track designation or to obtain regulatory approval for such products. If our data is not supportive of, or the FDA will not allow us to apply for, Fast Track designation of LP-10, LP-310 or such other products, we cannot predict when, if ever, we will be able to seek the FDA approval for LP-10, LP-310 or such other products.

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

Even if we complete the necessary clinical trials for LP-10, LP-310 or for any of our other product candidates in the future, such as LP-410 or LP-50, we cannot predict when, or if, we will obtain regulatory approval to commercialize such other product candidates, and the approval may be for a narrower indication than we seek.

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved such product candidate. Even if LP-10 and LP-310 meet the applicable safety and efficacy standards in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for LP-10 and LP-310. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval for LP-10 and LP-310. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of LP-10’s or LP-310’s product development, clinical trials and review process. Similar issues could arise with respect to LP-410 and LP-50 in the event such products enter their planned clinical trial phases, as well as any of our other product candidates we develop in the future.

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a post-approval safety monitoring program. These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of LP-10, LP-310 or another product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for LP-10, LP-310 or our other product candidates and materially and adversely affect our business, financial condition, results of operations and prospects.

LP-10 or LP-310 may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit its commercial potential, or result in significant negative consequences following any potential marketing approval.

In addition to side effects caused by LP-10 and LP-310, the administration process or related procedures also can cause adverse side effects. If in the future we are unable to demonstrate that such adverse events were caused by the administration process or related procedures, the FDA, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, LP-10 and LP-310, for any or all targeted indications. Even if we can demonstrate that any serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete our clinical trials. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

Additionally, if LP-10 or LP-310 receives marketing approval, the FDA could require us to adopt a post-approval safety monitoring program to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by LP-10 and LP-310, several potentially significant negative consequences could result, including:

●	regulatory authorities may suspend or withdraw approvals of such product candidate;

●	regulatory authorities may require additional warnings on the label;

●	we may be required to change the way a product candidate is administered or conduct additional clinical trials;

●	we could be sued and held liable for harm caused to patients; and

●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of LP-10 and LP-310 and could significantly harm our business, financial condition, results of operations and prospects.

Our pipeline of products, including LP-10, LP-310, LP-410 and LP-50, are each based on novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.

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

For example, we intend to submit a marketing authorization application to the EMA for approval of LP-10 and LP-310 in the European Union, but obtaining such approval from the European Commission following the opinion of the EMA is a lengthy and expensive process. Even if LP-10 and LP-310 are approved, the FDA or the European Commission, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

If we fail to comply with the regulatory requirements, our target market will be reduced and our ability to realize the full market potential of any of our product candidates will be harmed and our business, financial condition, results of operations and prospects will be adversely affected.

While we have obtained “orphan drug” designations covering LP-10, and LP-410 from the FDA, such designations may not effectively provide us with exclusive marketing rights for LP-10 or LP-410, and we may be unable to obtain “orphan drug” designation covering any of our other product candidates. If our competitors are able to obtain “orphan drug” exclusivity before us covering products that constitute the same drug and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

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

Even though we have obtained such “orphan drug” designations, providing us with exclusivity for LP-10 and LP-410 for certain indications, such exclusivity may not effectively protect a product candidate from competition because different drugs can be approved for the same condition.

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

We intend to seek FDA approval through the 505(b)(2) regulatory pathway for LP-10, LP-310 and certain of our other product candidates, although we have not received any indication from the FDA that the 505(b)(2) regulatory pathway will be available for LP-10, LP-310, or any of our other product candidates. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant. We anticipate referencing relevant publicly available data, including the publicly disclosed FDA drug approval package for tacrolimus, in the preparation and submission of our aNDA for LP-10 and LP-310.

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

We have received “orphan drug” designation covering LP-10 and LP-410 from the FDA, but there is no assurance that any of our other product candidates will receive a similar designation from the FDA or that we will receive Breakthrough Therapy or Fast Track designations covering any of our product candidates (including LP-10 and LP-410) from the FDA. Our initial request to obtain Fast Track designation covering LP-10 in July 2021 was denied by the FDA in September 2021; however, we are still seeking to obtain Fast Track designation covering LP-10. In addition, we anticipate the submission for Breakthrough Designation Request for LP-310 for the treatment of OLP in the second half of 2025. Further, even if we do receive favorable designations from the FDA, the receipt of any of these designations covering any of our product candidates may not result in a faster development process, review or approval of such product candidates compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA.

If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although we focus a substantial amount of our efforts on the potential approval of LP-10 and LP-310, a key component of our strategy is to discover, develop and potentially commercialize a portfolio of other product candidates, including LP-410 and LP-50, to treat orphan diseases and ultimately, non-orphan diseases. Identifying new product candidates requires substantial technical, financial and human resources, whether any product candidates are ultimately identified. Even if we identify product candidates that initially show promise, we may fail to successfully develop and commercialize such product candidates for many reasons, including the following:

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

We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully market or commercialize our product candidates.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidate that we may develop. Also, competitors may obtain FDA or other regulatory approval for their products more rapidly or earlier than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our product candidates, including, in particular, LP-10 and LP-310, uneconomical or obsolete, and we may not be successful in marketing these and our other product candidates against competitors.

In addition, as a result of the expiration or successful challenge of our patent rights, we could face more competition from our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any product candidate that we may develop and commercialize.

Risks Related to Manufacturing

Delays in obtaining regulatory approvals of the process and facilities needed to manufacture any of our product candidates, including LP-10 and LP-310, or disruptions in our manufacturing process may delay or disrupt our product development and commercialization efforts.

Before we can begin to commercially manufacture any of our product candidates, including LP-10 or LP-310, in a manufacturing facility, whether in a third-party facility or in a facility that we maintain and operate, the facility must pass a pre-approval inspection by the FDA, and a manufacturing authorization must be obtained from the appropriate regulatory authorities. The timeframe required to obtain such approvals is uncertain. In order to obtain approval, we will need to ensure that all our processes, methods and equipment are compliant with cGMP and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any product candidate that we may develop.

In addition, the manufacturing process used to produce our product candidates is complex, novel and has not been validated for commercial use. In order to produce enough quantities of our product candidates for future clinical trials and initial U.S. commercial demand, we will need to increase the scale of our manufacturing process. The production of our product candidates requires processing steps that are more complex than those required for most chemical pharmaceuticals. We employ multiple steps to control our manufacturing process to assure that the process works and that each of our products candidates will be made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

Although we have established our Facility, we may need to utilize third parties to conduct our product manufacturing for the near future. Therefore, we are subject to the risk that these third parties may not perform satisfactorily.

Even if we obtain the validation from the FDA of our Facility, we intend to maintain third-party manufacturing capabilities in order to provide multiple sources of supply. In the event that these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture LP-10 or LP-310 in accordance with regulatory requirements, or if there are disagreements between us and these third-party manufacturers, we will not be able to complete, or may be delayed in completing, the preclinical studies required to support future IND submissions of other product candidates or the clinical trials required for approval of LP-10 or LP-310. In such instances, we may need to locate an appropriate replacement third-party relationship, which may not be readily available or on the same economic terms, which would cause additional delay or increased expense prior to the approval of LP-10 or LP-310 and would thereby have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Some of the raw materials required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of any of our product candidates, including LP-10 and LP-310, could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially and adversely affect our development timelines and our business, financial condition, results of operations and prospects.

Risks Related to Commercialization of Our Product Candidates

If we are unable to expand our market development capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any product revenue.

We currently have a small market development organization. To successfully commercialize LP-10, LP-310, LP-410 or LP-50, if approved, and any other products that may result from our development programs, we plan to expand our capabilities to promote market access and build awareness, either on our own or with one or more third parties. The development of our own market development team will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaboration agreements regarding any of our product candidates with third parties to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our products, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded medical affairs, marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

If the market opportunities for LP-10 or LP-310 are smaller than we believe they are, our product revenues may be adversely impacted, and our business may suffer.

We are currently primarily focusing our research and product development efforts on LP-10 for HC and LP-310 for OLP.  Our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with LP-10 or LP-310, are based on estimates in published literature. These estimates may prove to be incorrect, and new studies may reduce the estimated incidence or prevalence of this disease. The number of patients in the United States, the EU and elsewhere may turn out to be lower than expected or these patients may not be otherwise amenable to treatment with LP-10 or LP-310, or may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

Further, there are several factors that could contribute to making the actual number of patients who receive LP-10 or LP-310 less than the potentially addressable market. These include the lack of widespread availability of, and limited reimbursement for, new therapies in many underdeveloped markets. These risks could similarly apply to LP-410 and LP-50, each of which we are simultaneously developing.

Government price controls or other changes in pricing regulation could restrict the amount that we are able to charge for any of our product candidates that may be approved in the future, including LP-10 and LP-310, which would adversely affect our revenue and results of operations.

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

If we obtain FDA approval for any of our product candidates, including LP-10 and LP-310, and begin the process of commercialization in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business as well as other jurisdictions. The laws that will affect our operations include, but are not limited to:

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators and advisors. Principal investigators are physicians who we utilize to lead the conduct of our clinical trials and assist us with the development of our drug product candidates, including LP-10 and LP-310. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the EU and other jurisdictions, provide accurate information to the FDA, the EMA and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. Sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in criminal and civil penalties or sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines, criminal penalties, or other sanctions.

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

Public health crises such as pandemics, epidemics or similar outbreaks could adversely impact our business, preclinical or clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff. Public health crises may also affect employees of third-party contract research organizations (“CROs”) located in geographies where we carry out our clinical trials.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as conflict, loss of life and disaster connected to ongoing armed conflicts between Ukraine and Russia in Europe and Israel and Hamas in the Middle East, and the foreign and domestic government sanctions imposed on Russia as a result of its invasion of Ukraine. There continues to be volatility and disruptions in the capital and credit markets, and a severe or prolonged economic downturn, including, but not limited to as a result of such events, could result in a variety of risks to our business, such as weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Natural disasters could severely disrupt our operations or the operations of manufacturing facilities and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as manufacturing facilities, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans that we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. Substantially all of our current supply of LP-10 and LP-310 are located at our Facility.  We are in the early stages of investigating the construction of an additional manufacturing facility and establishing a relationship with a third-party contract manufacturer as a back-up supplier for the commercial supply of our products, if necessary, but there is no assurance that we will establish such a relationship in a timely manner, on acceptable terms, or at all. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain adequate U.S. and foreign patent protection for our product candidates, including LP-10, LP-310, LP-410, LP-50 and any future product candidates that we may develop, and/or our Platform, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technologies similar or identical to ours, and our ability to successfully commercialize such products and technologies may be adversely affected.

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to LP-10, additional product candidates in our product pipeline, current and future innovations related to our Platform, and our institutional knowledge. The patent prosecution process is expensive, time-consuming and complex; we may not be able to file, prosecute, maintain, and/or enforce all necessary or desirable patent applications and issued patents at a reasonable cost or in a timely manner. We currently have the 278 Patent, the 725 Patent, the Australia Patent, the Canadian Patent, and the European Patent covering aspects of our Platform technology and its uses in delivering hydrophobic therapeutic, prophylactic or diagnostic agents to body cavities, as well as methods of making formulations for delivering such hydrophobic agents. We also have a corresponding patent application pending in the U.S. (U.S.S.N. 18/924,830). The Australian Patent, the Canadian Patent, and the European Patent each expire on October 22, 2034. We also have a pending U.S. patent application on an improvement to the technology. Such patents may be extendable for regulatory delay, but there is no guarantee that they will be extended. The Company may also be able to rely on market data exclusivity for the Company’s products, but there is no guarantee the Company will be able to do so.

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

Our commercial success depends upon our ability (and the ability of any potential future collaborators) to develop, manufacture, market and sell our product candidates, and to freely use our proprietary technologies (e.g., without infringing the rights and intellectual property of others). Many companies and institutions have filed, and continue to file, patent applications related to various aspects of drug delivery therapy. In some instances, patent applications or patents may be abandoned or allowed to lapse, resulting in partial or complete loss of patent rights in a relevant jurisdiction. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to LP-10, LP-310 or any other product candidate, or related technologies, including, for example, derivation proceedings, post grant review challenges, and inter partes review before the USPTO. For example, a third party may bring an inter partes review challenging our patents and any future patent that may be granted to us. Our competitors or other third parties may assert infringement claims against us, alleging that our therapeutics, manufacturing methods, formulations or administration methods are covered by their patents. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue, and against whom our patent portfolio may therefore have no deterrent effect. Further, while the existing patents may be extendable for regulatory delay, there is no guarantee that they will be extended. The Company may also be able to rely on market data exclusivity for the Company’s products, but there is no guarantee the Company will be able to do so.

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcomes are uncertain. If we are found, or believe there is a risk that we may be found, to infringe a third party’s valid and enforceable intellectual property rights, we could be required (or may choose) to obtain a license from such a third party to continue developing, manufacturing and marketing our technologies. However, we may not be able to obtain any required license on commercially reasonable terms, if at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and further, it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technologies, including LP-10 or LP-310. We also could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our technologies, including LP-10 or LP-310, or force us to cease some or all our business operations. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

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

Our Common Stock is currently listed on the Nasdaq Capital Market. We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Common Stock could be delisted from the Nasdaq Capital Market.

Our Common Stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements.

As disclosed in our Current Report on Form 8-K filed with the SEC on April 19, 2024, we received a written notification from Nasdaq’s Listing Qualifications Department (the “Staff”) on April 17, 2024 notifying us that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), because the closing bid price of our Common Stock was below $1.00 per share for the previous thirty (30) consecutive business days. As disclosed in our Current Report on Form 8-K filed with the SEC on August 23, 2024, we received a letter from the Staff on August 21, 2024 stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on the Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Requirement”). We reported stockholders’ equity of $1,703,798 in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and, as a result, we were not in compliance with such requirement.

As disclosed in our Current Report on Form 8-K filed with the SEC on October 18, 2024, the Staff notified us on October 16, 2024 that it would delist the Common Stock from the Nasdaq Capital Market, and in response, we timely requested an appeal of such notice to the Nasdaq Hearings Panel (the “Panel”). We received a written communication from the Staff advising us that we had regained compliance with the Minimum Bid Price Requirement as of November 26, 2024, and we presented in front of the Panel at a hearing on December 12, 2024. As disclosed in the Current Report on Form 8-K filed by the Company with the SEC on January 13, 2025, the Panel notified us via letter on January 10, 2025 (the “January Letter”) that it had granted the Company’s request for continued listing on the Nasdaq Capital Market, subject to the Company demonstrating compliance with the Stockholders’ Equity Requirement, including the achievement of interim milestones as follows: (i) on or before April 14, 2025, the Company must file a public disclosure describing any transactions undertaken by the Company to increase its equity and providing an indication of its equity following those transactions; and (ii) on or before April 14, 2025, the Company must provide the Staff with an update on its fundraising plans, updated income projections for the next 12 months, with all underlying assumptions clearly stated, and a description of how the Company intends to achieve, if necessary, and maintain compliance with the Minimum Bid Price Requirement.

There can be no assurances that we will be able to comply with all of the obligations placed on us by the Panel pursuant to the January Letter, and, assuming that we are able to comply with such obligations, that we will be able to continue to comply with all applicable Nasdaq listing requirements now or in the future, including the Stockholders’ Equity Requirement or the Minimum Bid Price Requirement. If we fail to meet all of the conditions listed in the January Letter, our Common Stock may be delisted from the Nasdaq Capital Market. Additionally, assuming that we are able to comply with all such obligations, if we fail to comply with all applicable Nasdaq continued listing standards now or in the future, our Common Stock may be subject to delisting from the Nasdaq Capital Market.

In the event that our Common Stock is delisted from the Nasdaq Capital Market, as a result of our failure to comply with the obligations in the January Letter, our failure to comply with the Stockholders’ Equity Requirement or due to our failure to continue to comply with any other requirement for continued listing on the Nasdaq Capital Market, and the Common Stock is not eligible for listing on another exchange, trading in the shares of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Market or another over-the-counter market operated by the OTC Markets Group Inc. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and it would likely be more difficult to obtain coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange.

If there are substantial sales of shares of our Common Stock, the price of our Common Stock could decline.

As of March 26, 2025, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own 466,808 shares of Common Stock, or approximately 17% of our outstanding shares of Common Stock. If these stockholders sell, or indicate an intent to sell, substantial amounts of our Common Stock in the public market after the expiration of such lock-up period, the trading price of our Common Stock could decline significantly.

Because certain of our stockholders control a significant number of shares of our Common Stock, they may have effective control over actions requiring stockholder approval.

As of March 26, 2025, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own 466,808 shares of Common Stock, or approximately 17%  of our outstanding shares of Common Stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership might harm the market price of our Common Stock by:

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

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies, including LP-10 and LP-310.

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

In the event that our Common Stock is delisted from the Nasdaq Capital Market, U.S. broker-dealers may be discouraged from effecting transactions in shares of our Common Stock because they may be considered penny stocks and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the Nasdaq Capital Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares of Common Stock may in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers for sales of penny stocks may discourage such broker-dealers from effecting transactions in shares of our Common Stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company”: (i) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; (ii) we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; (iii) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and (iv) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved. We have taken advantage of reduced reporting burdens in this Report.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock trades on the Nasdaq Capital Market under the symbol “LIPO.”

Holders of our Common Stock

As of March 26, 2025, there were 15 holders of record of our Common Stock. This number does not include shares of Common Stock held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

On February 5, 2024, we issued 24,509 shares of Common Stock in exchange for services rendered by a third party and on March 4, 2024, we issued 62,500 shares of Common Stock for the exercise of the same number of pre-funded warrants. Such shares of Common Stock were issued pursuant to the exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

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

Consistent with our strategy, we are currently addressing two indications via development of our product candidates, LP-10 for HC, and LP-310 for OLP. HC is chronic, uncontrolled urinary blood loss that results from certain chemotherapies (such as alkylating agents) or pelvic radiation therapy (also called “radiation cystitis”). Many radiation cystitis patients experience severe morbidity (and in some cases, mortality), and currently, there is no therapy for their condition approved by the FDA, or, to our knowledge, any other regulatory body.

LP-310 employs a formulation similar to LP-10, for the treatment of OLP. OLP is a chronic, T-cell-mediated, autoimmune oral mucosal disease, and LP-310 contains tacrolimus which inhibits T-lymphocyte activation. Symptoms of OLP include painful burning sensations, bleeding and irritation with tooth brushing, painful, thickened patches on the tongue, and discomfort when speaking, chewing or swallowing. These symptoms frequently cause weight loss, nutritional deficiency, anxiety, depression, and scarring from erosive lesions. OLP can also be a precursor to cancer, predominately squamous cell carcinoma, with a malignant transformation rate of approximately one percent.

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

LP-310 is the development name of our oral, liposomal formulation of tacrolimus (the same approved generic active agent in LP-10) specifically optimized for local delivery to oral mucosa. We believe that our approach of using metastable liposomal tacrolimus as a treatment for OLP is novel. To date, upon review of relevant FDA public data resources on approved drugs and biologics, we are not aware of any other liposomal products developed to treat such disease. In the fourth quarter of 2024, we announced the completion of dosing for the first cohort in its multi-center Phase 2a clinical trial of LP-310. No product-related serious adverse events were reported. Pharmacokinetic data demonstrated that whole blood tacrolimus levels in all patients were either undetectable or minimal, highlighting LP-310’s potential to deliver localized therapeutic effects while minimizing systemic exposure. Additionally, all patients tolerated LP-310 without significant adverse reactions. The trial is expected to be completed in the second quarter of 2025. The top line data from the first two dose cohorts of this trial has been selected for podium presentation at the 2025 American Association of Oral Medicine and European Association of Oral Medicine Joint Meeting that will be held in Las Vegas, NV on May 15, 2025.

Additionally, the Company is developing an oral, liposomal formulation of tacrolimus, LP-410, for the treatment of oral GVHD. GVHD is a clinical syndrome where donor-derived immunocompetent T cells react against patient tissues directly or through exaggerated inflammatory responses following HCT. GVHD remains a major cause of morbidity and mortality for patients who undergo HCT treatment, with chronic GVHD being the leading cause of nonmalignant fatality for such patients who receive such HCT treatment. Topical and local management of symptomatic oral GVHD can reduce oral symptoms that can interfere with oral function and quality of life and can reduce the need for more intensive immunosuppressive systemic therapies. However, there is currently no FDA approved local drug treatment of oral GVHD. On November 11, 2023, we received “orphan drug” designation from the FDA for LP-410 for oral GVHD. We received IND approval from the FDA for LP-410’s treatment of oral GVHD on March 5, 2024.

Lipella is also developing an intravesical formulation of immunoglobulins including checkpoint inhibitors, LP-50, for the treatment of NMIBC, offering the potential for increasing efficacy while minimizing systemic toxicity. Additional information regarding this preclinical program is included in the International Journal of Molecular Sciences 2024, 25(9), 4945, titled “Enhancing Therapeutic Efficacy and Safety of Immune Checkpoint Inhibition for Bladder Cancer: A Comparative Analysis of Injectable vs. Intravesical Administration,” as well as in US patent publication number 2024/0115503 titled “Intravesical Delivery of Hydrophilic Therapeutic Agents Using Liposomes.”

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

On December 22, 2022, we completed our IPO and issued and sold 1,217,391 shares of Common Stock at a price to the public of $5.75 per share, which when accounting for the reverse split stock split that occurred on November 7, 2024, converts to 152,173 shares at a price of $46.00 per share. The aggregate net proceeds from the IPO were approximately $5.0 million after deducting underwriting discounts and commissions of approximately $630,000 and offering expenses of approximately $1.16 million.

Recent Developments of the Company

Offering of Series B Preferred Stock

On March 14, 2025, the Company completed a best efforts private placement offering of an aggregate of 72,000 shares of Series B non-voting convertible preferred stock, par value $0.0001 per share, of the Company (the “Series B Preferred Stock”), inclusive of 12,000 shares of Series B Preferred Stock pursuant to exercise of the placement agent’s over-allotment option (the “Over-allotment Option”) (the “Offering”), with Spartan Capital Securities, LLC (“Spartan”) providing placement agent and consulting services in connection therewith. The Series B Preferred Stock were sold to the investors for a purchase price of $100 per share, with such shares of Series B Preferred Stock convertible into an aggregate of 2,560,315 shares of Common Stock. The Company received net proceeds of $5,906,000 in connection with the Offering, after deducting placement agent fees and expenses.

In connection with the Offering, the Company and Spartan entered into that certain (i) placement agent agreement, dated December 5, 2024 (the “Placement Agent Agreement”) as amended by that certain amendment to consulting agreement and placement agent agreement, made as of December 10, 2024, between the Company and Spartan (the “Amendment”), as further amended by that certain second amendment to placement agent agreement, dated February 23, 2025, by and between the Company and Spartan (the “Placement Agent Agreement Amendment”) and (ii) consulting agreement and advisory agreement, made as of December 5, 2024 (the “Consulting Agreement”), as amended by the Amendment, as further amended by that certain second amendment to consulting agreement and advisory agreement, dated February 28, 2025, by and between the Company and Spartan (the “Consulting Agreement Amendment”), pursuant to which the Company paid Spartan an aggregate of $1,224,000 in placement agent and consulting fees and issued to Spartan and its designee (i) an aggregate of 840,000 shares of the Company’s Series C voting convertible preferred stock, par value $0.0001 per share (“Series C Preferred Stock”), and (ii) placement agent warrants to purchase up to 256,031 shares of Common Stock in connection with the Offering. Pursuant to the Placement Agent Agreement Amendment, Spartan and the Company agreed to, among other things, (i) remove restrictions on the Company’s ability to conduct at-the-market transactions and modify certain variable rate transaction provisions, (ii) modify the Company’s tail fee obligation to apply only to investors who were participants in the Offering and (iii) clarify the Company’s obligations with respect to filing a registration statement in connection with a potential subsequent “best efforts” offering of up to an additional $6,000,000 of shares of Series B Preferred Stock at the same terms offered to investors in the Offering (the “Mirror Offering”). Pursuant to the Consulting Agreement Amendment, Spartan and the Company agreed to modify certain terms of the Consulting Agreement, as amended by the Amendment, to require the Company to compensate Spartan with additional cash fees and stock compensation on a pro rata basis in the event that shares of Series B Preferred Stock are sold pursuant to Spartan’s exercise of the Over-allotment Option and the $1,200,000 over-allotment option for the Mirror Offering.

Offering of Warrants to Purchase Series B Preferred Stock

On March 17, 2025, the Company entered into an additional placement agent agreement with Spartan (the “Subsequent Placement Agent Agreement”), pursuant to which Spartan agreed to serve as exclusive placement agent for the private offer and sale (the “Subsequent Offering”) of warrants (the “Warrants”) to purchase up to 72,000 shares of Series B Preferred Stock at a price per Warrant equal to $0.125 in order to comply with applicable Nasdaq rules, with each Warrant exercisable for shares of Series B Preferred Stock at $100 per share, and such share of Series B Preferred Stock convertible into shares of Common Stock at a conversion price equal to $2.16 per share, which was the Minimum Price of the Common Stock immediately prior to the execution of the Subsequent Subscription Agreements (as defined below). On March 17, 2025 and in connection with the Subsequent Offering, the Company entered into subscription agreements (each, a “Subsequent Subscription Agreement”) and registration rights agreements with investors in the Subsequent Offering, who were also participants in the Offering, for the purchase and sale of an aggregate of 72,000 Warrants. In connection with the Subsequent Offering, the Company and Spartan entered into (i) the Subsequent Placement Agent Agreement and (ii) an additional consulting agreement and advisory agreement, dated March 17, 2025, pursuant to which Spartan agreed to provide placement agent and consulting services in connection with the Subsequent Offering and will receive certain compensation in consideration for such services, including, but not limited to, purchase warrants to purchase a number of shares of Common Stock equal to ten percent (10%) of the shares of Common Stock issuable upon conversion of the shares of Series B Preferred Stock that may be issued upon the Warrant exercises, (ii) a 2% non-accountable fee based on the aggregate number of proceeds received from Warrant exercises and (iii) shares of Series C Preferred Stock to be issued on a pro rata basis at the time of and based upon the amount of such proceeds received from Warrant exercises. Additionally, in connection with the Subsequent Offering, Dr. Kaufman and Spartan entered into another irrevocable proxy and power of attorney, effective as of March 17, 2025 (the “Subsequent Irrevocable Proxy”), pursuant to which, among other things, Spartan agreed to grant to Dr. Kaufman all voting power over and power of attorney with respect to all shares of Series C Preferred Stock, and all shares of Common Stock issuable upon conversion of shares of Series C Preferred Stock and upon exercise of Common Stock purchase warrants issued or issuable to Spartan or its Attribution Parties (as defined in the Subsequent Irrevocable Proxy) in connection with the Warrant exercises.

Nasdaq Notifications

On April 17, 2024 and on August 21, 2024, the Company received letters from the Staff stating that it was not in compliance with the Minimum Bid Price Requirement and the Stockholders’ Equity Requirement, respectively. On October 16, 2024, the Company received a letter from the Staff stating that although the Company submitted a plan to regain compliance with the Stockholders’ Equity Requirement on October 4, 2024, the Common Stock would be delisted from the Nasdaq Capital Market unless such determination is appealed to the Panel by October 23, 2024. On October 17, 2024, the Company requested a hearing before the Panel to appeal such determination and the hearing occurred on December 12, 2024.

On January 10, 2025, the Company received the January Letter from the Panel granting the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with the Stockholders’ Equity Requirement, including the achievement of interim milestones as follows: (i) on or before April 14, 2025, the Company must file a public disclosure describing any transactions undertaken by the Company to increase its equity and providing an indication of its equity following those transactions; and (ii) on or before April 14, 2025, the Company must provide the Staff with an update on its fundraising plans, updated income projections for the next 12 months, with all underlying assumptions clearly stated, and a description of how the Company intends to achieve, if necessary, and maintain compliance with the Minimum Bid Price Requirement.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the fiscal years ended December 31, 2024 and 2023 (in thousands):

	2024	2023	Increase (Decrease)
			(in thousands)
Revenue	$536	450	86
Operating expenses:
R&D	3,613	3,039	574
General and administrative	2,004	2,157	(153)
Total operating expenses	5,617	5,196	421
Loss from operations	(5,081)	(4,746)	(335)
Other income (expense)	64	127	(63)
Net loss	$(5,016)	(4,619)	(397)

Grants and Other Revenue

We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for several years. We recognize revenue from grants when the related costs are incurred and the right to payment is realized. For the year ended December 31, 2023, we derived revenue from a grant awarded by the NIH on September 15, 2022 of approximately $673,000 (the “NIH Grant”). The NIH approved an additional year of funding under the NIH Grant in June 2023, increasing the total funding provided under the NIH Grant to $1,353,000.

For the year ended December 31, 2024, we received approximately $536,000 in connection with the NIH Grant, recognized as revenue, compared to a total of $450,000 in connection with the NIH Grant recognized as revenue in the year ended December 31, 2023. The increase in annual grant revenue from 2024 to 2023 is related to the time devoted to the grant work and subcontractor costs.

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

The following table summarizes our R&D expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended		Increase
	December 31,		(Decrease)
	2024	2023	(in thousands)

Direct R&D expenses for the LP-10 and LP-310 product candidates program:
Employee-related costs	$504	$488	$16
Employee stock option expense	432	616	(184)
Outsourced R&D	1,276	477	799
Facility-related costs	289	262	27
Platform development, early-stage research and unallocated expenses:
Employee-related costs	396	317	79
Employee stock option expense	192	400	(208)
Outsourced R&D	312	288	24
Facility-related costs	212	191	21
Total research and development expenses	$3,613	$3,039	$574

R&D expenses increased by approximately $574,000, to approximately $3,613,000 for the year ended December 31, 2024, from approximately $3,039,000 for year ended December 31, 2023. The increase in R&D expenses was primarily attributable to an increase in outside services of $823,000, the majority of which was for our current clinical trial for LP-310, offset by reduction in employee stock option expense of $392,000. There was also an increase in personnel and facility costs of $143,000.

General and Administrative Expenses

General and administrative expenses consist primarily of management, overhead costs, outside services fees and other related costs, including stock-based compensation. General and administrative expenses also include board of directors’ expenses and professional fees for legal, patent, consulting, accounting, auditing, tax services and insurance costs.

General and administrative expenses were $2,004,000 for the year ended December 31, 2024, compared to $2,157,000 for the year ended December 31, 2023, a decrease of approximately $153,000. Stock option expense decreased by $215,000 for the year ended December 31, 2024 compared to the year ended December 31, 2023, correlating with changes to the share price. Insurance expense also decreased by $17,000 year over year, and personnel costs for G&A decreased by $69,000. There was a net increase in outside and professional services, including investor relations, accounting and tax, and legal services, of $111,000. Additionally, for the year ended December 31, 2024, rent increased approximately $17,000, related to additional space added to our lease.

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

Other Income (Expense)

Other Income for the year ended December 31, 2024 was $64,000, compared to an other income of $127,000 in the year ended December 31, 2023. The decrease was due primarily to a $75,000 decrease in interest income on our liquid investments. This was offset by a savings of $11,000 in interest expense on notes payable in the year ended December 31, 2024 versus the prior year.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. Cash and cash equivalents totaled $2.2 million as of December 31, 2024. We consider all highly liquid investments that mature in 90 days or less when purchased to be cash equivalents.

We have incurred operating losses and experienced negative operating cash flows for the years ended December 31, 2024 and 2023, and we anticipate that we will continue to incur losses for the foreseeable future. Our net loss totaled $5,016,264 for the year ended December 31, 2024 and $4,618,965 for the year ended December 31, 2023.

From inception through December 31, 2024, we have funded our operations primarily through (i) private equity financings (from which we have raised an aggregate of approximately $11 million), (ii) grants received from the U.S. government (from which we have received an aggregate of approximately $10.5 million since inception), (iii) the IPO (from which we raised net proceeds of approximately $5.0 million), (iv) a private placement transaction in October 2023 in which we raised net proceeds of approximately $1.0 million, (v) a registered direct offering in July 2024 (from which we raised net proceeds of approximately $1.3 million, and (vi) additional issuances of equity through a private placement in 2024 netting approximately $1.8 million. Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Fiscal Years Ended
	December 31,
Dollars in thousands	2024	2023

Net cash (used) provided in operating activities	$(3,951)	(3,150)
Net cash (used) provided in investing activities	—	(14)
Net cash provided in financing activities	2,842	1,336
Net increase(decrease) in cash and cash equivalents	$(1,109)	(1,828)

Net Cash (Used) Provided in Operating Activities

Net Cash used in operating activities for the year ended December 31, 2024 was approximately $3,951,000. This comprised a net loss of $5,016,000 for the year, offset by non-cash stock option expense of $749,000 and shares issued for services expense of $200,000. Changes in operating assets and liabilities provided in net cash inflows of $113,000.

Net cash used in operating activities for the year ended December 31, 2023 was approximately $3,150,000. This was composed of a net loss of $4,619,000 for the year, offset by non-cash stock option expense of $1,355,000 and shares issued for services of $122,000 expenses. There were changes in operating assets and liabilities that increased cash by $30,000.

Net Cash (Used) Provided in Investing Activities

There were no cash flows from investing activities in the year ended December 31, 2024. Net cash used in investing activities was $14,000 for the year ended December 31, 2023, related to the purchase of laboratory equipment.

Net Cash Provided by Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $2,842,000, representing proceeds from issuance of preferred stock, common stock, and pre-funded warrants.

Net cash provided by financing activities for the year ended December 31, 2023 was $1,336,000, comprising primarily $1,612,000 in proceeds received from the issuance warrants through the October 2023 private placement, net of issuance costs. These were offset by $275,000 in debt repayments.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing R&D activities, particularly as we continue R&D, advance clinical trials of LP-10 and LP-310, and advance the preclinical development of our other programs. In addition, we expect to incur additional costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operations and capital expenses into 2024. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of LP-10, LP-310, and our other and future product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including, but not limited to, those referenced above in “— Results of Operations — Operating Expenses — Research and Development Expenses”.

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

Off-Balance Sheet Arrangements

We did not have for the years ended December 31, 2024 or 2023, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Contractual Obligations

We did not have during the years ended December 31, 2024 and 2023, and we do not currently have, any material contractual obligations, such as license agreements or similar arrangements, other than as described below and in the financial notes.

Employment Agreements

We are party to employment agreements with each of Drs. Kaufman and Chancellor and Mr. Johnston, executive officers of the Company, the material terms of each of which are described in the section entitled “Executive Compensation – Employment Agreements”.

Lease Agreement

We are party to a lease agreement, dated June 1, 2019, with Bridgeway Development Corporation, as amended, for the lease of 2,690 square feet of office and lab and manufacturing space in Pittsburgh, Pennsylvania commencing on July 1, 2020 (the “Lease”). The current lease term expires on June 30, 2025 and we have the right to exercise a one-time option to extend the term of the lease for an additional five-year term. The annual base rent under the lease is approximately $67,000. On July 26, 2023, the Company entered into a second lease for additional space in the same building (the “Additional Lease”), commencing August 1, 2023 and co-terminating with the existing Lease on June 30, 2025. Annual rent under the Additional Lease was approximately $28,000. As space became available in the immediate proximity to our existing offices at the beginning of 2024, we terminated the Fourth Floor Lease upon mutual agreement with the landlord and replaced it with a lease for Suite 504 (“the Suite 504 Lease”). The Suite 504 Lease became effective January 1, 2024, and the term co-terminates with the Lease. The annual base rent for the current year for the Suite 504 Lease is approximately $29,000. See Note 13 of the notes to our audited financial statements included in this Report.

Service Agreements

We enter into service agreements in the normal course of business with CROs and for clinical trials, preclinical research studies and testing, manufacturing, and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. The expense we incurred pursuant to these agreements for the year ended December 31, 2024 was approximately $1,359,000, compared to approximately $675,000 for the year ended December 31, 2023. The increase was due to our current phase 2a clinical trial for LP-310 that started in 2024.

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

The following table sets forth by grant date, after giving effect to the reverse stock splits of the Company’s outstanding shares of Common Stock, the stock options granted during the years ended December 31, 2024 and December 31, 2023, including the (i) number of shares of our Common Stock issuable upon exercise of such stock options, (ii) per share exercise price of such options and (iii) estimated fair value per share of our Common Stock on each such date. We did not grant any shares of restricted Common Stock during this period.

Grant date	Number of shares of Common Stock issuable upon exercise of stock options granted	Exercise price per share of Common Stock	Estimated fair value per share of Common Stock at grant date
03/15/2024	55,000	$6.16	$4.40
06/16/2023	53,000	$17.52	$12.00

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we are required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. Management has completed an evaluation and concluded that, based on the criteria set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013), our internal control over financial reporting was effective as of December 31, 2024. Our auditors are not required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Limitations of the Effectiveness of Internal Control

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of a person, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their ages and positions are as follows:

Name	Age	Position
Jonathan Kaufman, PhD, MBA	58	President, Chief Executive Officer, Secretary and Treasurer and Chairman of the Board of Directors
Michael Chancellor, MD	66	Chief Medical Officer and Director
Douglas Johnston, CPA	40	Chief Financial Officer
Lori Birder, PhD	64	Director
Daniel Cohen	60	Director
Byong (Christopher) Kim, PhD	54	Director
Ryan Pruchnic, MBA	50	Director
Naoki Yoshimura, MD, PhD	67	Director

The following is a biographical summary of the experience of each of our executive officers, directors and significant employees:

Executive Officers

Jonathan Kaufman, PhD, MBA, has served as a director and as our Chief Executive Officer, President, Secretary and Treasurer since the Company’s inception in 2005. From 2016 to 2019, Dr. Kaufman was a managing director and registered representative of Pickwick Capital Partners, LLC, a growth equity firm, and from 2015 to 2018 he consulted for multiple biotechnology companies, including Menogenix Inc., and Frequency Therapeutics Inc. (Nasdaq: FREQ). Previously, Dr. Kaufman served as chief financial officer of Semprus Biosciences Corp. (acquired by Teleflex Incorporated (NYSE: TFX)), chief science officer at LaunchCyte LLC, a company that creates, seeds and harvests life science innovations from top U.S. academic institutions, fellow in the department of radiation at the Hospital of the University of Pennsylvania, consultant to GlaxoSmithKline plc. (NYSE: GSK). Also, Dr. Kaufman served on the new technology committee during his employment at Merck & Co., Inc. (NYSE: MRK). Dr. Kaufman is the co-founder of Knopp Biosciences LLC, a privately held drug discovery and development company, and until March 2022 had served on the board of directors of Reaction Biology Corporation, a pre-clinical contract research organization that provides a full suite of preclinical drug discovery services. Dr. Kaufman received an MBA from the Wharton School, a PhD from the University of Pennsylvania School of Medicine, an MS from Brown University, and a BS from Carnegie Mellon University. We believe that Dr. Kaufman is qualified to serve on our board of directors due to his extensive business experience and knowledge in the life science industry.

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

Douglas Johnston, CPA, has served as the Company’s Chief Financial Officer since November 9, 2022, and previously served in a similar capacity as the Company’s Vice President of Finance since October 2021. Mr. Johnston has more than 15 years of experience, including working with global pharmaceutical companies and early-stage pharmaceutical and technology companies. Most recently, Mr. Johnston served as the chief financial officer of Apogee IT Services (“Apogee”) from 2017 to 2021. Prior to Apogee, Mr. Johnston served from 2015 to 2017 as senior manager of finance for Mylan N.V. (specialty division), a global generic and specialty pharmaceuticals company, director of finance from 2013 to 2015 at Forever, Inc., a digital archive and internet storage company, assistant controller from 2011 to 2013 at Kadmon Corporation, a biopharmaceutical company that discovers, develops and markets transformative therapies for unmet medical needs and is a subsidiary of Sanofi S.A. (Nasdaq: SNY), and prior to that, he served as an audit manager at Deloitte Touche Tohmatsu Limited. Also, Mr. Johnston is the co-founder of Stonewall Finance, LLC. Mr. Johnston received a bachelor’s degree in accounting from Washington and Jefferson College, is a certified public accountant licensed in Pennsylvania (inactive), and is an active member of the American Institute of Certified Public Accountants.

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

Daniel Cohen, MBA, has served as a director of the Company since March 21, 2023. Since April 2024, Mr. Cohen has served in the role of Commercialization Director of Alphabet Inc. (formerly Google, NASDAQ: GOOG), and since 2018, Mr. Cohen has served as managing member and founder at Brightdrum LLC, a management consulting firm that works to accelerate growth of technology ventures. From 2021 to 2023, Mr. Cohen also served as an executive at Mojo Vision, a technology company, where he led healthcare product strategy and medical device product management. As a serial entrepreneur, Mr. Cohen founded and served as CEO of five startups with exits, including Personity, a mobile infrastructure software company, acquired by Openwave Systems (now Enea, STO: ENEA), and USConnect, an enterprise software company, acquired by IKON (now Canon, NYSE: CAJ). Mr. Cohen has also held executive leadership roles in product management, strategic partnerships, and business operations in companies including Alphabet, Inc., (NASDAQ: GOOG) and Yahoo. Mr. Cohen has worked across multiple technology sectors including health tech, IoT, consumer web, and enterprise SaaS. Mr. Cohen is coauthor of eight patents including innovations in ophthalmic medical devices, mobile communications, user interfaces, security, presence, messaging, and peer-to-peer networks. Mr. Cohen holds a dual BS degree in electrical engineering and computer engineering from Carnegie Mellon University, and an MBA from the Wharton School of the University of Pennsylvania. We believe that Mr. Cohen is qualified to serve on our board of directors because of his extensive experience in operating and advising diverse technology companies and commercializing innovation.

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

Delinquent Section 16(a) Reports

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2024, all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis.

Corporate Governance

Board of Directors

Our board of directors (the “Board”) consists of seven members. The number of directors is fixed from time to time by our Board, subject to the terms of our Certificate of Incorporation and our Bylaws. Each of our current directors will continue to serve as a director until the election and qualification of his or her successor, or until his or her earlier death, disqualification, resignation, or removal.

Director Independence

As our Common Stock is listed on Nasdaq, our determination of the independence of directors is made using the definition of “independent director” contained in Nasdaq Rule 5605(a)(2). As of March 26, 2025, our Board has affirmatively determined that Drs. Birder, Kim and Yoshimura and Messrs. Cohen and Pruchnic are “independent directors,” as that term is defined in the Nasdaq Rules. Under the Nasdaq Rules, our Board must be composed of a majority of “independent directors.” Additionally, subject to certain limited exceptions, our Board’s audit, compensation, and nominating and corporate governance committees also must be composed of all independent directors.

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

Board Meetings and Attendance

During the 2024 fiscal year, the Board conducted its annual meeting virtually in September 2024. Ongoing and ad-hoc business throughout 2024 was conducted remotely on an as needed basis, and by means of unanimous written consent.

Annual Meeting Attendance

Although we do not have a formal policy regarding attendance by members of the Board at our annual meeting of shareholders, the Board encourages all of its members to attend the annual meeting of shareholders. In September  2024, three directors attended our 2024 annual meeting of shareholders virtually.

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

Committees of Our Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and the responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Each committee operates under a charter approved by our board of directors. Copies of each committee’s charter are available on the investor relations section of our website at www.lipella.com, under Corporate Governance.

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

Audit Committee

The members of our audit committee are Mr. Pruchnic and Drs. Kim and Birder. Mr. Pruchnic serves as the chairperson of our audit committee. Drs. Birder and Kim and Mr. Pruchnic each meet the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Each member of our audit committee is financially literate. In addition, our board of directors has determined that Mr. Pruchnic is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. This designation does not impose any duties, obligations or liabilities that are greater than are generally imposed on members of our audit committee and our board of directors. Our audit committee oversees our corporate accounting and financial reporting process, assists our board of directors in monitoring our financial systems and is responsible for, among other things:

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

Item 11. Executive Compensation.

Our named executive officers for the fiscal year ended December 31, 2024, which consist of our principal executive officer and the next two most highly compensated executive officers, are:

●	Jonathan Kaufman, our Chief Executive Officer;

●	Michael Chancellor, our Chief Medical Officer; and

●	Douglas Johnston, our Chief Financial Officer

Summary Compensation Table for Fiscal Years 2024 and 2023

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

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)		Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total
Jonathan Kaufman,	2024	$233,300	—	—	$44,000	(2)	—	—	—	$277,300
Chief Executive Officer	2023	$204,133	—	—	$119,250	(2)	—	—	—	$323,383
Michael Chancellor,	2024	$225,000	—	—	$44,000	(3)	—	—	—	$269,000
Chief Medical Officer	2023	$195,868	—	—	$119,250	(3)	—	—	—	$315,118
Douglas Johnston,	2024	$165,000	—	—	$27,500	(4)	—	—	—	$192,500
Chief Financial Officer	2023	$165,000	$20,000	—	$75,000	(4)	—	—	—	$260,000

(1)	Amounts reflect the aggregate grant date fair value of the stock options granted to each named executive officer during the fiscal year ended December 31, 2023 and 2024, as computed in accordance with Financial Accounting Standards Board ASC 718.

(2)	During the fiscal year ended December 31, 2024, the Company granted Dr. Kaufman stock options exercisable for up to an aggregate of 10,000 shares of Common Stock, which had a grant date fair value of $4.40 per share. During the fiscal year ended December 31, 2023, the Company granted Dr. Kaufman stock options exercisable for up to an aggregate of 9,938 shares of Common Stock, which had a grant date fair value of $12.00 per share.

(3)

During the fiscal year ended December 31, 2024, the Company granted Dr. Chancellor stock options exercisable for up to an aggregate of 10,000 shares of Common Stock, which had a grant date fair value of $4.40 per share. During the fiscal year ended December 31, 2023, the Company granted Dr. Chancellor stock options exercisable for up to an aggregate of 9,938 shares of Common Stock, which had a grant date fair value of $12.00 per share.

(4)	During the fiscal year ended December 31, 2024, the Company granted Mr. Johnston stock options exercisable for up to an aggregate of 6,250 shares of Common Stock, which had a grant date fair value of $4.40 per share. During the fiscal year ended December 31, 2023, the Company granted Mr. Johnston stock options exercisable for up to an aggregate of 6,250 shares of Common Stock, which had a grant date fair value of $12.00 per share.

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

Outstanding Equity Awards at 2024 Fiscal Year End

The following table provides information relating to the vested and unvested option and stock awards held by our named executive officers as of December 31, 2024. Each award to each named executive officer is shown separately. All such option awards were fully vested at December 31, 2024.

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Unvested	Market Value of Shares of Units of Stock Unvested	Equity Incentive Plan Awards: Number of Unearned Unvested Shares	Equity Incentive Plan Awards: Market or Payout Value of Unearned Unvested Shares
Jonathan Kaufman,	—	—	10,000	10.00	10/14/2015	—	—	—	—
Chief Executive Officer	—	—	25,000	10.00	10/15/2025	—	—	—	—
	—	—	12,500	10.00	10/12/2027	—	—	—	—
	—	—	12,500	40.00	03/31/2031	—	—	—	—
	—	—	20,000	40.00	09/03/2031	—	—	—	—
	—	—	9,937	17.52	06/16/2033	—	—	—	—
	—	—	10,000	6.16	03/15/2034	—	—	—	—
Michael Chancellor,	—	—	10,000	10.00	10/14/2015	—	—	—	—
Chief Medical Officer	—	—	25,000	10.00	10/15/2025	—	—	—	—
	—	—	12,500	10.00	10/12/2027	—	—	—	—
	—	—	12,500	40.00	03/31/2031	—	—	—	—
	—	—	20,000	40.00	09/03/2031	—	—	—	—
	—	—	9,937	17.52	06/16/2033	—	—	—	—
			10,000	6.16	03/15/2034
Douglas Johnston,	—	—	6,250	17.52	06/16/2033	—	—	—	—
Chief Financial Officer	—	—	6,250	6.16	03/15/2034	—	—	—	—

Director Compensation for Fiscal Year 2024

We have not implemented a formal policy with respect to compensation payable to our non-employee directors. From time to time, we have granted equity awards to attract individuals to join our board of directors and for their continued service thereon. During the fiscal year ended 2024, our independent directors received no cash compensation, but our independent directors were granted options to purchase an aggregate of 15,625 shares of Common Stock at fair market value as of the date of issuance, expiring ten years from such issuance. In addition, we reimburse our directors for expenses associated with attending meetings of our board of directors and its committees. Our board of directors is still in the process of considering the non-employee director compensation policy.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Stock Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Byong (Christopher) Kim	—	—	$13,750	—	—	—	$13,750
Ryan Pruchnic	—	—	13,750	—	—	—	13,750
Naoki Yoshimura	—	—	13,750	—	—	—	13,750
Lori Birder	—	—	13,750	—	—	—	13,750
Daniel Cohen	—	—	13,750	—	—	—	13,750

(1)	Each of our independent directors received stock options to purchase up to 3,125 shares of Common Stock at an aggregate grant date fair value of $4.40 per share. Such options were fully vested as of December 31, 2024, at an exercise price of $6.16 per share.

(2)	The Company reimbursed our directors for travel-related expenses.

Policies on the Timing of Option Grants in Relation to the Release of Material Non-public Information

We do not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation at certain times. We do not grant equity awards in anticipation of the release of material non-public information that is likely to result in changes to the price of our Common Stock, and do not time the public release of such information based on award grant dates. The timing of any equity grants to executive officers or directors in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date).

During the year ended December 31, 2024, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of March 26, 2025 by (a) each person, or group of affiliated persons, who is known to us to own beneficially 5% or more of our outstanding equity securities; (b) each of our directors; (c) each of our named executive officers; and (d) all of our named executive officers and directors as a group. Except as otherwise indicated in the footnotes below, we believe, based on the information provided to us, that all persons listed below have sole voting power and investment power with respect to their shares of Common Stock or other equity securities that they beneficially own, subject to community property laws where applicable.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock or other equity securities of the Company that such person has the right to acquire within sixty (60) days of March 26, 2025. For purposes of computing the percentage of outstanding shares of our Common Stock or other equity securities of the Company held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of March 26, 2025 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares of Common Stock or other equity securities of the Company listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and executive officers is 7800 Susquehanna Street, Suite 505, Pittsburgh, PA 15208.

Name of and Address of Beneficial Owner(1):	Shares of Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Directors and executive officers
Jonathan Kaufman (3)	212,293	8.01%
Michael Chancellor (4)	209,640	7.91%
Douglas Johnston (5)	12,500	* %
Lori Birder (6)	3,125	*
Byong (Christopher) Kim (7)	7,500	*
Ryan Pruchnic (8)	7,500	*
Naoki Yoshimura (9)	8,000	*
Daniel Cohen (10)	6,250	*
All executive officers and directors as a group (8 persons)	466,808	16.71%

*	Less than 1%

(1)	Except as otherwise indicated, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)	Based on 2,548,811 shares of common stock issued and outstanding as of March 26, 2025 and excluding all Advisory Shares issuable to Spartan in connection with this Offering and assuming no exercise of the Placement Agent Warrants.

(3)	Number of shares of common stock beneficially owned consists of (i) 112,356 shares of common stock and (ii) 99,937 shares of common stock issuable upon the exercise of stock options held by Dr. Kaufman. Such stock options held by Dr. Kaufman are exercisable for shares of common stock at prices ranging from $6.16 to $40.00 per share.

(4)	Number of shares of common stock beneficially owned consists of (i) 109,703 shares of common stock and (ii) 99,937 shares of common stock issuable upon the exercise of stock options held by Dr. Chancellor. Such stock options held by Dr. Chancellor are exercisable for shares of common stock at prices ranging from $6.16 to $40.00 per share.

(5)	Number of shares of common stock beneficially owned consists of 12,500 shares of common stock issuable upon the exercise of stock options held by Mr. Johnston. Such stock options held by Mr. Johnston are exercisable for shares of common stock at prices ranging from $6.16 to $17.52 per share.

(6)	Number of shares of common stock beneficially owned consists of 3,125 shares of common stock issuable upon the exercise of stock options held by Dr. Birder. Such stock options held by Dr. Birder are exercisable for shares of common stock at $6.16 per share.

(7)	Number of shares of common stock beneficially owned consists of 7,500 shares of common stock issuable upon the exercise of stock options held by Dr. Kim. Such stock options held by Dr. Kim are exercisable for shares of common stock at prices ranging from $6.16 to $40.00 per share.

(8)	Number of shares of common stock beneficially owned consists of 7,500 shares of common stock issuable upon the exercise of stock options held by Mr. Pruchnic. Such stock options held by Mr. Pruchnic are exercisable for shares of common stock at prices ranging from $6.16 to $40.00 per share.

(9)	Number of shares of Common Stock beneficially owned consists of 8,000 shares of common stock issuable upon the exercise of stock options held by Dr. Yoshimura. Such stock options held by Dr. Yoshimura are exercisable for shares of common stock at prices ranging from $6.16 to $40.00 per share.

(10)	Number of shares of common stock beneficially owned consists of 6,250 shares of common stock issuable upon the exercise of stock options held by Mr. Cohen. Such stock options held by Mr. Cohen are exercisable for shares of common stock at prices ranging from $6.16 to $17.52 per share.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (3)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance under the Plan (excluding securities reflected in column (a) (3))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	134,750	$10.00	—
Equity compensation plans approved by security holders (2)	226,875	$25.53	73,125
Equity compensation plans not approved by security holders	—	—	—
Total	361,625		73,125

(1)	Represents the shares of Common Stock authorized for issuance under the 2008 Stock Incentive Plan (as amended and restated from time to time, the “2008 Plan”), which was approved by the Company’s stockholders on March 6, 2009. The 2008 Plan terminated in accordance with its terms in 2018. An aggregate of 300,000 shares were authorized for issuance under the 2008 Plan. As of December 31, 2024, options to purchase an aggregate of 134,750 shares of our Common Stock at an exercise price of $10.00 per share were outstanding under the 2008 Plan.

(2)	Represents the shares of Common Stock authorized for issuance under the 2020 Stock Incentive Plan (as amended and restated from time to time, the “2020 Plan”) in July 2020. The Board approved an amended and restated version of the 2020 Plan on November 10, 2022, subject to stockholder approval which was subsequently obtained. An aggregate of 125,000 shares were originally authorized for issuance under the 2020 Plan, and after the amendment in 2022 and our subsequent reverse stock splits, an aggregate of 175,000 shares were authorized under the 2020 Plan. On November 21, 2023, our stockholders approved an amendment to the 2020 Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 175,000 shares to 300,000 shares. As of December 31, 2024, options to purchase an aggregate of 226,874 shares of our Common Stock at exercise prices ranging from $6.16 to $40.00 per share, with a weighted-average exercise price of $25.53 per share, were outstanding under the 2020 Plan, with 73,126 shares of our Common Stock remaining available for future issuance. Unissued shares subject to awards that expire, are forfeited, or are cancelled will again become available for issuance under the 2020 Plan.

(3)	As of December 31, 2024.

Equity Incentive Plans

2008 Stock Incentive Plan

Our board of directors adopted and our stockholders approved the 2008 Plan in March 2008. The 2008 Plan terminated in accordance with its terms in 2018; however, awards outstanding under the 2008 Plan continue to be governed by their existing terms.

Share Reserve. An aggregate of 300,000 shares were authorized for issuance under the 2008 Plan. As of December 31, 2024, options to purchase an aggregate of 134,750 shares of our Common Stock at an exercise price of $10.00 per share were outstanding under the 2008 Plan.

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

In general, we have granted options that vest over a three-year period or less. Options expire at the time determined by the Board, but in no event more than ten years after they are granted, and generally expire earlier if the optionee’s service terminates.

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

Share Reserve. An aggregate of 125,000 shares were originally authorized for issuance under the 2020 Plan, and after the amendment in 2022 and our subsequent reverse stock splits, an aggregate of 175,000 shares were authorized under the 2020 Plan. On November 21, 2023, our stockholders approved an amendment to the 2020 Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 175,000 shares to 300,000 shares. As of December 31, 2024, options to purchase an aggregate of 226,874 shares of our Common Stock at exercise prices ranging from $6.16 to $40.00 per share, with a weighted-average exercise price of $25.53 per share, were outstanding under the 2020 Plan, with 73,126 shares of our Common Stock remaining available for future issuance. Unissued shares subject to awards that expire, are forfeited, or are cancelled will again become available for issuance under the 2020 Plan.

Administration. Our Board, or a committee thereof, has administered the 2020 Plan since its adoption; however, following the IPO, the compensation committee of our Board has administered the 2020 Plan. Our compensation committee has complete discretion to make all decisions relating to the 2020 Plan and outstanding awards.

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

In August 2009 and January 2015, we issued an aggregate of $100,000 in promissory notes to our co-founder, Dr. Chancellor, of which an aggregate face value of approximately $75,000 had been outstanding immediately prior to our IPO (the “Chancellor Notes”). In connection with the IPO, the Company and Dr. Chancellor entered into a note cancellation and stock purchase agreement, pursuant to which the Chancellor Notes were cancelled and in connection therewith, Dr. Chancellor was issued an aggregate of 2,868 shares of Common Stock.

As of December 31, 2022, Jonathan Kaufman, the Company’s Chief Executive Officer, had contributed an aggregate of $250,000 in cash to the Company to support its continued operations, in the form of a note payable. This note was paid in full at maturity, and had a balance of $0 at December 31, 2023.

On March 13, 2024, the Company entered into Affiliate Stock Purchase Agreements with each of Drs. Kaufman and Chancellor, pursuant to which each purchased $100,000 of shares of Common Stock in cash from the Company at the then market price of $5.52 per share, resulting in the issuance of 18,113 shares of Common Stock to each of them. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

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

Item 14. Principal Accountant Fees and Services.

Urish Popeck & Co., LLC is our independent registered public accounting firm and performed the audits of our financial statements for the years ended December 31, 2024 and 2023. The following table sets forth all fees billed or to be billed for such periods:

	2024	2023
Audit fees (1)	$127,319	$76,617
Audit-related fees (2)	—	—
Tax fees (3)	16,805	14,108
All other fees	—	—
Total	$144,124	$90,725

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

The audited balance sheets of the Company as of December 31, 2024 and December 31, 2023, the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of Urish Popeck & Co., LLC, an independent registered public accounting firm, are filed herewith.

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

●	Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of such parties. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and

●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit No.	Description of Exhibit
3.1(i)(a)	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(i)(a) to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).
3.1(i)(b)	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(i)(b) to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).
3.1(i)(c)	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1(i) to the Company's Current Report on Form 8-K. filed with the SEC November 7. 2024 and incorporated by reference herein).
3.1(i)(d)	Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock (filed as Exhibit 3.1(i)(a) to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2024 and incorporated by reference herein).
3.1(i)(e)	Certificate of Correction to the Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock (filed as Exhibit 3.1(i)(b) to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2024 and incorporated by reference herein).
3.1(i)(f)	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (filed as Exhibit 3.1(i)(c) to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2024 and incorporated by reference herein).
3.1(ii)	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1(ii) to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).
4.1	Form of Underwriters’ Warrant, (filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
4.2*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.3	Form of Pre-Funded Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2023 and incorporated by reference herein).
4.4	Form of Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2023 and incorporated by reference herein).
4.5	Form of Placement Agent Warrant (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2023 and incorporated by reference herein).
4.6	Form of Pre-Funded Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 1, 2024 and incorporated by reference herein).
4.7	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 1, 2024 and incorporated by reference herein).
4.8	Form of Placement Agent Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2024 and incorporated by reference herein).
4.9	Form of Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2025 and incorporated by reference herein).
10.1+	Employment Agreement by and between the Company and Jonathan Kaufman, effective as of July 17, 2020 (filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1, filed with the SEC on July 29, 2022 and incorporated by reference herein).
10.2+	Amendment No. 1 to the Employment Agreement, dated August 4, 2023, by and between Lipella Pharmaceuticals Inc. and Jonathan Kaufman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2023 and incorporated by reference herein).
10.3+	Employment Agreement by and between the Company and Michael Chancellor, effective as of July 17, 2020, (filed as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1, filed with the SEC on July 29, 2022 and incorporated by reference herein).
10.4+	Amendment No. 1 to the Employment Agreement, dated August 4, 2023, by and between Lipella Pharmaceuticals Inc. and Michael Chancellor (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 8, 2023 and incorporated by reference herein).
10.5+	Employment Agreement by and between the Company and Douglas Johnston, entered into on November 9, 2022 and effective as of November 1, 2022 (filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
10.6+	Lipella Pharmaceuticals Inc. 2008 Stock Incentive Plan, (filed as Exhibit 10.4 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
10.7+	Form of Stock Option Agreement for Lipella Pharmaceuticals Inc. 2008 Stock Incentive Plan, (filed as Exhibit 10.5 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
10.8+	Form of Lipella Pharmaceuticals Inc. 2020 Stock Incentive Plan, as amended and restated, (filed as Exhibit 10.8 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
10.9+	Form of Option Agreement for Lipella Pharmaceuticals Inc. Amended and Restated 2020 Stock Incentive Plan, (filed as Exhibit 10.9 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
10.10+	Form of Restricted Stock Unit Agreement for Lipella Pharmaceuticals Inc. Amended and Restated 2020 Stock Incentive Plan, (filed as Exhibit 10.10 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
10.11	Suite 504 Lease Agreement, by and between the Company and Bridgeway Development Corporation, effective January 1, 2024 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 9, 2024 and incorporated by reference herein).
10.12	Amendment No. 2 to Lease Agreement between Bridgeway Development Corporation and Lipella Pharmaceuticals Inc. dated July 2, 2020, (filed as Exhibit 10.12 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
10.13	Lease Agreement, executed on July 27, 2023, between Lipella Pharmaceuticals Inc. and Bridgeway Development Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 2, 2023 and incorporated by reference herein).
10.14	Note Cancellation and Stock Purchase Agreement between Dr. Michael Chancellor and Lipella Pharmaceuticals Inc., (filed as Exhibit 10.14 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
10.15	Affiliate Stock Purchase Agreement, dated as of March 13, 2024, by and between the Company and Michael Chancellor Kaufman (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2024 and incorporated by reference herein).
10.16	Note Cancellation and Stock Purchase Agreement between Dr. Michael Chancellor and Lipella Pharmaceuticals Inc., (filed as Exhibit 10.14 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
10.17+	Form of Indemnification Agreement for Lipella Pharmaceuticals Inc, (filed as Exhibit 10.15 to Registrant’s Registration Statement on Form S-1/A, filed with the SEC on October 24, 2022 and incorporated by reference herein).
10.18	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2023 and incorporated by reference herein).
10.19	Form of Registration Rights Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 2, 2023 and incorporated by reference herein).

10.20	Form of Securities Purchase Agreement, dated as of July 31, 2024, by and between the Company and the Investor (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 1, 2024 and incorporated by reference herein).
10.21	Engagement Agreement, dated July 31, 2024, by and between the Company and H.C. Wainwright & Co., LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 1, 2024 and incorporated by reference herein).
10.22

Placement Agent Agreement, dated as of December 5, 2024, by and between the Company and Spartan Capital Securities, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 10, 2024 and incorporated by reference herein).

10.23

Consulting and Advisory Agreement, dated as of December 5, 2024, by and between the Company and Spartan Capital Securities, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 10, 2024 and incorporated by reference herein).

10.24

Amendment to Consulting Agreement and Placement Agent Agreement, dated as of December 10, by and between the Company and Spartan Capital Securities, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 10, 2024 and incorporated by reference herein).

10.25

Second Amendment to Placement Agent Agreement, dated as of February 23, 2025, by and between the Company and Spartan Capital Securities, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 23, 2025 and incorporated by reference herein).

10.26

Second Amendment to Consulting Agreement, made as of February 28, 2025, by and between the Company and Spartan Capital Securities, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2025 and incorporated by reference herein).

10.27	Irrevocable Proxy and Power of Attorney (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2025 and incorporated by reference herein).
10.28	Form of Subscription Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2024 and incorporated by reference herein).
10.29	Form of Registration Rights Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2024 and incorporated by reference herein).
10.30

Placement Agent Agreement, effective March 17, 2025, by and between the Company and Spartan Capital Securities, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2025 and incorporated by reference herein).

10.31

Consulting and Advisory Agreement, dated March 17, 2025, by and between the Company and Spartan Capital Securities, LLC (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2025 and incorporated by reference herein).

10.32	March Offering Irrevocable Proxy and Power of Attorney (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2025 and incorporated by reference herein).
10.33	Form of March Offering Subscription Agreement (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2025 and incorporated by reference herein).
10.34	Form of March Offering Registration Rights Agreement (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the SEC on March 18, 2025 and incorporated by reference herein).
10.35

Warrant Agency Agreement, effective as of March 17, 2025, between the Company and Nevada Agency and Transfer Company (filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, filed with the SEC on March 18, 2025 and incorporated by reference herein).

14.1	Code of Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2024 and incorporated by reference herein).
19.1	Insider trading policy of the Company (filed as Exhibit 19.1 to the Company's Annual Report on Form 10-K, filed with the SEC on February 27, 2024 and incorporated by reference herein).
23.1*	Consent of Urish Popeck & Co., LLC, independent registered accounting firm.
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith, as applicable.

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

Lipella Pharmaceuticals Inc.

Date: March 27, 2025	By:	/s/ Jonathan Kaufman
Name: Jonathan Kaufman
Title: President and Chief Executive Officer

Date: March 27, 2025	By:	/s/ Douglas Johnston
Name: Douglas Johnston
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 27, 2025	By:	/s/ Jonathan Kaufman
Jonathan Kaufman
Director

Date:	March 27, 2025	By:	/s/ Michael Chancellor
Michael Chancellor
Director

Date:	March 27, 2025	By:	/s/ Lori Birder
Lori Birder
Director

Date:	March 27, 2025	By:	/s/ Byong (Christopher) Kim
Byong (Christopher) Kim
Director

Date:	March 27, 2025	By:	/s/ Ryan Pruchnic
Ryan Pruchnic
Director

Date:	March 27, 2025	By:	/s/ Naoki Yoshimura
Naoki Yoshimura
Director

Date:	March 27, 2025	By:	/s/ Daniel Cohen
Daniel Cohen Director

LIPELLA PHARMACEUTICALS INC.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Lipella Pharmaceuticals Inc.

Pittsburgh, PA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lipella Pharmaceuticals Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit at December 31, 2024. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Urish Popeck & Co., LLC

We have served as the Company's auditor since 2020.

Pittsburgh, PA

March 27, 2025

Lipella Pharmaceuticals Inc.

Balance Sheets

	December 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$2,184,863	$3,293,738
Grants receivable	84,713	32,286
Prepaid expenses	347,676	103,256
Total Current Assets	2,617,252	3,429,280
Property and Equipment
Furniture, fixtures and equipment	140,294	140,294
Furniture, fixtures and equipment (Accumulated Depreciation)	(130,430)	(127,544)
Furniture and fixtures, net	9,864	12,750
Other Assets
Operating lease right of use asset	46,754	135,144
Total Assets	2,673,870	3,577,174
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	388,191	138,016
Accrued expenses	237,886	77,280
Operating lease liability	47,605	89,223
Payroll liability	80,735	80,836
Total Current Liabilities	754,417	385,355
Operating lease liability, net of current portion	—	47,371
Total Liabilities	754,417	432,726
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; 25,975 shares Series B and 303,041 shares Series C issued and outstanding at December 31, 2024, -0- shares issued and outstanding at December 31, 2023	$33	$—
Common stock, $0.0001 par value; 200,000,000 shares authorized, 1,208,919 shares issued and outstanding at December 31, 2024 and 756,743 shares issued and outstanding at December 31, 2023	121	75
Additional paid-in capital	17,259,406	13,468,216
Accumulated deficit	(15,340,107)	(10,323,843)
Total stockholders' equity	1,919,453	3,144,448
Total liabilities and stockholders' equity	$2,673,870	$3,577,174

The accompanying notes are an integral part of these financial statements.

Lipella Pharmaceuticals Inc.

Statements of Operations

	For the year ended December 31,
	2024	2023
Grant revenues	$536,357	$449,617
Total revenues	536,357	449,617

Cost and expenses
Research and development	3,613,187	3,038,836
General and administrative	2,003,712	2,156,734
Total costs and expenses	5,616,899	5,195,570
Loss from operations	(5,080,542)	(4,745,953)

Other income (expense)
Interest income, net	64,278	137,836
Interest expense related party	—	(10,848)
Total other income/(expense)	64,278	126,988
Loss before income taxes	(5,016,264)	(4,618,965)
Provision for income taxes	—	—
Net Loss	$(5,016,264)	$(4,618,965)

Loss per share of Common Stock
Basic	(4.79)	(6.16)
Dilutive	(4.79)	(6.16)

Weighted-average of shares of Common Stock outstanding:
Basic	1,048,185	750,383
Dilutive	1,048,185	750,383

The accompanying notes are an integral part of these financial statements.

Lipella Pharmaceuticals Inc.

Statements of Stockholder’s Equity (Deficit)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Deficit	Total
Balances, December 31, 2022	—	$—	—	$—	717,993	$72	$10,380,403	$(5,704,878)	$4,675,596
Net loss	—	—	—	—	—	—	—	(4,618,965)	(4,618,965)
Stock-based compensation	—	—	—	—	—	—	1,355,016	—	1,355,016
Issuance of warrants, net of issuance costs					—	—	1,611,601		1,611,601
Warrants converted to Common Stock					31,250	3	(3)		—
Shares issued for services	—	—	—	—	7,500	1	121,199	—	121,200
Balances, December 31, 2023	—	—	—	—	756,743	75	13,468,216	(10,323,843)	3,144,448
BS Check
Net loss	—	—	—	—	—	—	—	(5,016,264)	(5,016,264)
Share based compensation	—	—	—	—	—	—	749,396	—	749,396
Pre-funded warrants converted to Common Stock	—	—	—	—	341,566	34	(34)	—	—
Issuance of Common Stock	—	—	—	—	36,226	4	199,996	—	200,000
Shares issued for services	—	—	—	—	24,509	3	199,998	—	200,000
Issuance of Common Stock and warrants, net of issuance costs of $468,588	—	—	—	—	49,875	5	820,327	—	820,332
Issuance of Preferred Stock and warrants, net of issuance costs of $775,960	25,975	3	303,041	30	—	—	1,821,507	—	1,821,540
Balances, December 31, 2024	25,975	$3	303,041	$30	1,208,919	$121	$17,259,406	$(15,340,107)	$1,919,453

The accompanying notes are an integral part of these financial statements.

Lipella Pharmaceuticals Inc.

Statements of Cash Flows

	For the year ended December 31,
	2024	2023
Cash flow from operating activities:
Net loss	$(5,016,264)	$(4,618,965)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,886	1,685
Shares issued for services	200,000	121,200
Non-cash stock option expense	749,396	1,355,016
Changes in operating assets and liabilities:
Operating right of use asset	(599)	(2,249)
Grants receivable	(52,427)	81,369
Prepaid expense	(244,420)	460,634
Accounts payable	250,175	(246,341)
Accrued expenses	160,606	(315,525)
Payroll liability	(100)	13,004
Net cash used in operating activities	(3,950,747)	(3,150,172)
Cash flow from investing activities:
Purchase of Property, plant and equipment	—	(14,434)
Net cash used in investing activities	—	(14,434)
Cash flow from financing activities:
Proceeds from issuance of Preferred Stock, Common Stock and pre-funded warrants, net of issuance costs	2,841,872	1,611,601
Repayment of notes payable, related party	—	(250,000)
Repayment of notes payable	—	(25,000)
Net cash provided by financing activities	2,841,872	1,336,601
Net decrease in cash, cash equivalents	(1,108,875)	(1,828,005)
Cash, and cash equivalents at beginning of period	3,293,738	5,121,743
Cash, and cash equivalents at end of period	$2,184,863	$3,293,738

Supplemental disclosure of cash flow information:
Interest paid	$(11,908)	$(11,358)
Income taxes paid	—	—
Supplemental disclosure of cash flow information:
Issuance Common Stock options for consulting services	—	—

The accompanying notes are an integral part of these financial statements.

Lipella Pharmaceuticals Inc.

NOTES TO FINANCIAL STATEMENTS

1. Background

Lipella Pharmaceuticals Inc. (the “Company”, “we”, “us” or “our”) is a clinical-stage biotechnology company focused on developing new drugs by reformulating the active agents in existing generic drugs and optimizing these reformulations for new applications. Our operations consist of research, preclinical development and clinical development activities, and our most advanced program is in Phase 2a clinical development. Since our inception in 2005, we have historically financed our operations through a combination of federal grant revenue, licensing revenue, manufacturing revenue, as well as equity and debt financing. On December 19, 2022, a reverse stock split (hereafter, the “Stock Split”) was effected, with a 2.5 to 1 share conversion ratio for all shares of common stock outstanding. Subsequently, a reverse stock split was effected on November 8, 2024 (the “2024 Stock Split”, and together with the Stock Split, the “Stock Splits”) with an 8 to 1 share conversion ratio for all shares of common stock outstanding. The Company’s outstanding share and per share amounts in these financial statements have been adjusted to give effect to the Stock Splits, for all periods presented. For more information, see Note 11 - Common Stock.

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

The Company’s net loss for the years ended December 31, 2024 and 2023 was $5,016,264 and $4,618,965, respectively. Since inception, the Company has incurred losses and has an accumulated deficit of $15,340,107 at December 31, 2024. At December 31, 2024, the Company had available cash and cash equivalents of $2,184,863 and a net working capital of $1,862,835. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. Management’s plans with respect to operations include the sustained and aggressive development and marketing of pharmaceutical products both domestically and abroad, and raising additional capital through sales of equity securities as may be necessary to pursue our business plans and sustain operations until such time as the Company can achieve profitability. These funds, and our funds available under existing government contracts, should be sufficient to enable us to meet our obligations as they come due for at least the next twelve months from the issuance date of these financial statements.

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

Accounts Receivable

We report accounts receivable at net realizable value. When required we estimate losses on uncollectible accounts receivable based upon historical data. Such allowance for doubtful accounts is estimated based upon management’s assessment of individual accounts. The Company concluded that an allowance for doubtful accounts is not considered necessary at December 31, 2024 and 2023.

Prepaid Expenses

Our insurance policies have a 12-month term and annually renew each June and December. Premiums are paid in advance either, annually, quarterly, or monthly. The collective value of any prepaid portions of policy terms is record at cost. Contracts involving pre-payment are capitalized and amortized in accordance with performance. In addition, costs directly associated with equity issuances for which the proceeds have not been received are deferred and will be recognized as an offset to proceeds received.

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

At December 31, 2024, the Company had long-lived assets of $140,294, with accumulated depreciation of $130,430, for a net value $9,864. At December 31, 2023, the Company had long-lived assets of $140,294, with accumulated depreciation of $127,544, for a net value of $12,750. Depreciation expense was $2,886 for the year ended December 31, 2024 and $1,685 for December 31, 2023.

Accounts Payable

Accounts payable are short term liabilities with product/service vendors including any credit-card liability.

Accrued Expenses

Accrued expenses are recorded when incurred but have not been paid by year-end. See Note 6 – Accrued Expenses, related to the balance at December 31, 2024 and 2023.

Unearned Grant Revenue

Unearned grant revenue results from drawdown requests to various federal agencies for reimbursement of costs prior to being incurred during the operation of research and development programs. At December 31, 2024 and 2023, there were no unearned grant revenues.

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

Recognition of revenue is driven by satisfaction of the performance obligations using one of two methods: revenue is either recognized over time or at a point in time. Revenue is generally recognized as the performance obligations are satisfied, which generally occurs when control of the goods or services has been transferred to the customer or once the customer is able to use those goods and/or services as well as obtains substantially all of its benefits.

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

Contract Assets

A contract asset is our right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, we will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment. At December 31, 2024 and 2023, there were no contract assets related to contract revenues.

Contract Liabilities

A contract liability is our obligation to transfer goods or services to a customer when the customer prepays consideration.

Contract liabilities consist primarily of consideration received on project work to be performed whereby the Company expects to recognize related revenue at a later date, upon satisfaction of the contract obligations. Contract liabilities may also be described as deferred revenue. At December 31, 2024 and 2023, there were no contract liabilities related to contract revenues.

Disaggregation of Revenues

For the Company’s time and material projects, the Company recognizes revenue over time. This is generally due to the customer simultaneously receiving the benefit, while the Company is owed for its services to date and has an enforceable right and/or the Company would incur significant re-work of the specified item. The Company uses a method to best depict the transfer of control which is generally hours incurred (input method) or units produced (output method). For each of the years ended December 31, 2024 and 2023, the Company recognized $0 in revenues over time.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, with additional updates and amendments being issued in 2018, 2019, 2020 and 2022 (collectively, “ASU 326”). The new standard updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss model. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally results in the earlier recognition of an allowance for credit losses. The Company adopted ASU 326 on a modified retrospective basis as of January 1, 2024 with no impact to the Company.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The main provisions of ASU 2023-07 require (i) enhanced disclosures about significant segment expenses, (ii) extension of certain annual disclosures to interim periods and (iii) certain qualitative information on the chief operating decision maker. We adopted the annual reporting requirement under ASU 2023-07 for the year ended December 31, 2024. The adoption did not have a material impact on our consolidated financial statements. See Note 15 - Segment Information for additional information.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The ASU’s amendments are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

Lease Obligations

The Company determines if an agreement is a lease at inception. The Company evaluates the lease terms to determine whether the lease will be accounted for as an operating or finance lease. Operating leases are included in operating lease ROU assets, operating lease liabilities, current portion, and operating lease liabilities, net of current portion in our balance sheets.

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

A lease that transfers substantially all of the benefits and risks incidental to ownership of property are accounted for as finance leases. At the inception of a finance lease, an asset and finance lease obligation is recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property’s fair market value. Finance lease obligations are classified as either current or long-term based on the due dates of future minimum lease payments, net of interest. At December 31, 2024 and 2023, there were no finance leases.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standard Codification (“ASC”) 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses.

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

Stock Option Compensation Expense

The Company recognizes the fair value of stock option award expenses consistent with vesting periods, using the Black-Scholes options pricing model to estimate fair value of option awards. Such expenses are categorized as research and development or general and administrative depending on the role of each option recipient. Service condition forfeitures are recognized when they occur.

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

Warrants

The Company accounts for common stock warrants as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. Generally, warrants are classified as liabilities, as opposed to equity, if the agreement includes the potential for a cash settlement or an adjustment to the exercise price, and warrant liabilities are recorded at their fair values at each balance sheet date. For the Company, our warrants at December 31, 2024 and 2023 do not contain the cash settlement or adjustment to exercise price. See Note 12 related to issued warrants.

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

The Company follows FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. At December 31, 2024 and 2023, the Company had no material uncertain tax positions to be accounted for in the financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense.

Concentration Of Credit Risk

The Company’s grant revenues and receivables were with the NIH. The NIH is an agency of the United States Department of Health & Human Services and the Company believes amounts are fully collectible from this agency. There were no contract revenues for the years ended December 31, 2024 and 2023.

Earnings Per Share

Basic net loss per common share of common stock is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Shares of the Company’s common stock underlying pre-funded warrants are included in the calculation of basic and diluted earnings per share. Diluted net loss per share of common stock is computed giving effect to all dilutive common stock equivalents, consisting of common stock options and warrants. Diluted net loss per share of common stock for the year ended December 31, 2024 and 2023 is the same as basic net loss per share of common stock as the common stock equivalents were anti-dilutive due to the net loss.

At December 31, 2024 and 2023, the common stock equivalents were, as follows:

	December 31,
	2024	2023
Shares of common stock issuable under equity incentive plans outstanding	361,624	306,625
Shares of common stock issuable upon exercise of warrants	311,389	328,029
Shares of Common Stock issuable upon conversion of Series B Preferred stock	972,162	—
Shares of Common Stock issuable upon conversion of Series C Preferred stock	97,216	—
Common stock equivalents excluded from diluted net loss per share	1,742,391	634,654

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

At December 31, 2024 and 2023, the Company’s financial instruments consist primarily of: cash and cash equivalents, marketable securities, accounts payable and accrued liabilities. For cash equivalents, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of December 31, 2024 and 2023 were considered representative of their fair values due to their short term to maturity.

At December 31, 2023 and 2024, the fair value input levels for cash equivalents are summarized below:

December 31, 2024	Level 1	Level 2	Level 3	Total
Cash Equivalents (maturity less than 90 days)
Commercial Paper	$—	$—	$—	$—
Corporate bonds	—	—	—	—
Money market funds	1,692,141	—	—	1,692,141
Total Cash equivalents	1,692,141	—	—	1,692,141

Marketable Securities	—	—	—	—
Total Cash equivalents and marketable securities	$1,692,141	$—	$—	$1,692,141

December 31, 2023	Level 1	Level 2	Level 3	Total
Cash Equivalents (maturity less than 90 days)
Commercial Paper	$—	$—	$—	$—
Corporate bonds	—	—	—	—
Money market funds	3,052,648	—	—	3,052,648
Total Cash equivalents	3,052,648	—	—	3,052,648

Marketable Securities	—	—	—	—
Total Cash equivalents and marketable securities	$3,052,648	$—	$—	$3,052,648

There were no marketable debt securities as of December 31, 2024 and December 31, 2023.

5. Prepaid Expenses

At December 31, 2024, prepaid expenses consisted of $66,128 of prepaid operating expenses, $13,864 in pre-paid testing services related to our clinical trial, and $267,684 of deposits with a third party CRO for our current clinical trial. At December 31, 2023, prepaid expenses consisted of $88,554 of prepaid insurance, and $14,702 of prepaid expenses.

On January 12, 2024, the Company financed certain insurance policies for an aggregate of $362,500 to be paid in nine equal monthly instalments of $31,531 with an initial downpayment of $90,625. The agreement bears interest at 10.392% per annum. As of December 31, 2024 the  financing agreement was repaid in full.

6. Accrued Expenses

At December 31, 2024 accrued expenses consisted of $237,886 in accrued professional service expenses. At December 31, 2023 accrued expenses consisted of $19,575 in accrued clinical expenses, $5,655 in professional service expenses, and $52,050 in franchise tax expense.

7. Notes Payable – Related Party

In October and November 2022, the Company received cash contributions of $150,000 and $100,000, respectively, from Dr. Jonathan Kaufman, the Company’s Chief Executive Officer, to support its continued operations. In consideration for such contributions, the Company issued Mr. Kaufman a note payable due within one year with an aggregate face value of $250,000. The note accrued interest at a rate of 8.75% annually. The note and accrued interest were paid in full in June 2023. The balance of the note payable and accrued interest was $0 at December 31, 2023 and 2024.

8. Letter of Credit

The Company had a letter of credit with a bank permitting it to borrow an aggregate of $50,000 which was due upon demand. The letter of credit was collateralized by substantially all of the Company’s assets and personally guaranteed by Dr. Jonathan Kaufman, our co-founder and chief executive officer. The outstanding advances under the line of credit bear interest at the lending bank’s prime rate plus 3.10%. The outstanding balance at December 31, 2024 and 2023 was $0, respectively. The letter of credit has been paid in full since February 2023.

9. Stock Options

The Company has two stock incentive plans (each, a “Stock Option Plan”), each of which provides for the grant of both incentive stock options and nonqualified stock options. Under the terms of the Stock Option Plans, the maximum number of shares of common stock for which incentive and/or nonqualified options may be issued is 434,750 shares. This number is comprised of 134,750 options already issued and outstanding (non-expired) from the 2008 stock option plan, and 300,000 options as the maximum issuable under the 2020 stock option plan. Incentive stock options are granted with an exercise price determined by the Board of Directors (the “Board”). Unless otherwise provided for in an associated board consent, vesting terminates once the optionee is no longer affiliated with the Company. These options generally expire 10 years from the date of the grant. Stock options are granted with an exercise price not less than the fair market value of the underlying common stock on the date of the grant. Unless otherwise specified by the Board, all grants vest fully over a three-year period, provided that the employee continues to be employed. Vesting terminates once the optionee is no longer an employee. If an employee leaves the Company prior to fully vesting their option awards, the remaining unvested portion is considered forfeited, and the earlier recognition of the unvested shares is reversed during the period of forfeiture. As of December 31, 2024, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements granted to be recognized over the remaining vesting period of less than one year.

The Company recognized $749,396 of compensation costs for the year ended December 31, 2024 and $1,355,016 of compensation costs for the year ended December 31, 2023.

The following is an analysis of options to purchase shares of the Company’s common stock issued and outstanding as of December 31, 2024 and 2023:

	Shares	Weighted- Average Exercise Price Per Share ($)	Weighted- Average Remaining Contractual Term (in Years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2022	256,750	$22.72	5.51	$605.687
Granted	52,999	$17.52		—
Expired	—	—
Cancelled	(3,125)	$17.52
Exercised	—	—
Outstanding as of December 31, 2023	306,624	$21.84	5.19	$—
Granted	55,000	$6.16
Expired	—	—
Cancelled	—	—
Exercised	—	—
Outstanding as of December 31, 2024	361,624	$19.74	5.07	$—

Vested as of December 31, 2024	361,624
Exercisable as of December 31, 2024	361,624
Exercisable as of December 31, 2023	284,042

A summary of status of the Company’s non-vested options as of and changes during the years ended December 31, 2024 and 2023 is presented below:

	Number of Shares underlying stock options	Weighted- Average Fair Value Grant Date
Nonvested at December 31, 2022	54,332	$22.56
Granted	53,000	17.52
Vested	(84.750)	14.32
Expired	—	—
Nonvested at December 31, 2023	22,582	$22.48
Granted	55,000	4.40
Vested	(77,582)	5.74
Expired	—	—
Nonvested at December 31, 2024	—	$—

Stock Option Grants - During the years ended December 31, 2024 and 2023, the Company issued stock options on the following dates:

On June 16, 2023, the Company issued 53,000 stock options at a $17.52 strike price, vesting immediately upon issuance.

On March 15, 2024, the Company issued 55,000 stock options at a $6.16 strike price, vesting immediately upon issuance.

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2024 and 2023 using the Black-Scholes option-pricing model were as follows:

	2024	2023
Weighted-average exercise price of options granted	$4.40	12.00
Expected volatility	86.175%	83.5%
Expected life (in years)	5.17	5.04
Risk-free interest rate (range)	4.33%	3.99%
Expected dividend yield	$—	—

10. Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 20,000,000 shares of Preferred Stock, par value $0.0001 per share. Below is a summary of the various Series of preferred stock to date:

Series A: There were no shares of Series A Stock outstanding at December 31, 2024 or December 31, 2023. The Series A Preferred Stock was cancelled and eliminated by the Company on April 11, 2024.

Series B: On December 20, 2024, the Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (the “Series B Certificate of Designation”), authorizing 144,000 shares of Series B non-voting convertible preferred stock, par value $0.0001 per share, of the Company (the “Series B Preferred Stock”) and establishing the rights, preferences, privileges, qualifications, restrictions, and limitations of the Series B Preferred Stock became effective upon the Company’s filing with the Secretary of State of the State of Delaware (the “Delaware Secretary of State”) of the Series B Certificate of Designation and a Certificate of Correction to the Series B Certificate of Designation on such date (the “Certificate of Correction”), which corrected the effective date of the Series B Certificate of Designation to December 20, 2024.

Pursuant to the Series B Certificate of Designation, each share of Series B Preferred Stock is convertible at any time into such number of shares of Common Stock obtained by the quotient of (i) the product of (x) such number of shares of Preferred Stock being converted by such holder and (y) a stated value of $100 and (ii) the Minimum Price (as defined in Rule 5635(d)(1)(A) of The Nasdaq Stock Market LLC). Holders of shares of Series B Preferred Stock do not have any voting rights other than certain limited voting rights with respect to actions which may adversely affect the Series B Preferred Stock. A holder of shares of Series B Preferred Stock cannot convert such shares to the extent that such holder would own more than 4.99% (or at the election of such holder, 9.99%) of outstanding Common Stock immediately after such conversion. The Series B Preferred Stock ranks senior to the Common Stock and any class or series of capital stock created after the Series B Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. The Series B Certificate of Designation also contains certain standard adjustment provisions as are customarily included in similar derivative securities.

On December 23, 2024, the Company issued an aggregate of 22,295 shares of Series B Preferred Stock at a purchase price of $100 per share, for an aggregate of $2,229,500, in connection with a best efforts private offering in one or more closings of up to $6,000,000 of shares of Series B Preferred Stock (the “Offering”). The shares of Series B Preferred Stock were convertible into 854,214 shares of common stock, par value $0.0001 per share, of the Company (“Common Stock”) at a conversion price of $2.61 per share, subject to customary adjustments.

On December 31, 2024, in connection with the Offering, the Company issued and sold to certain investors an aggregate of 3,680 shares of Series B Preferred Stock and received gross proceeds of $368,000. Such shares of Series B Preferred Stock were convertible into 117,948 shares of Common Stock, at a conversion price of $3.12 per share, subject to customary adjustments.

Series C: On December 23, 2024, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C Certificate of Designation”), with the Delaware Secretary of State, authorizing 1,050,000 shares of the Company’s Series C voting convertible preferred stock, par value $0.0001 per share (the “Series C Preferred Stock”), establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the Series C Preferred Stock. Pursuant to the Series C Certificate of Designation, each share of Series C Preferred Stock is convertible into one share of Common Stock at any time only on or after the date on which the applicable Registration Statement (as defined in the Series C Certificate of Designation) has been declared effective by the SEC. A holder of shares of Series C Preferred Stock cannot convert such shares to the extent that such holder would own more than 4.99% (or at the election of such holder, 9.99%) of outstanding Common Stock immediately after such conversion. The Series C Preferred Stock ranks pari passu to all shares of Common Stock and junior to all other shares of capital stock of the Company authorized or designated before or after the date of designation of the Series C Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. The Series C Certificate of Designation also contains certain standard adjustment provisions as are customarily included in similar derivative securities.

The Company and Spartan Capital Securities, LLC (“Spartan”) entered into that certain (i) placement agent agreement, dated December 5, 2024, as amended by that certain amendment to consulting agreement and placement agent agreement, made as of December 10, 2024, between the Company and Spartan (the “Amendment”), as further amended by that certain second amendment to placement agent agreement, dated February 23, 2025, by and between the Company and Spartan and (ii) consulting agreement and advisory agreement, made as of December 5, 2024, as amended by the Amendment, as further amended by that certain second amendment to consulting agreement and advisory agreement, dated February 28, 2025, by and between the Company and Spartan (collectively, the “Spartan Agreements”), pursuant to which Spartan agreed to provide placement agent and consulting services in connection with the Offering. Also in connection with the Spartan Agreements, pursuant to that certain irrevocable proxy and power of attorney between Spartan and Dr. Kaufman (the “Proxy”), Spartan agreed to grant to Dr. Kaufman all voting power over and power of attorney with respect to all such shares of Series C Preferred Stock, and all shares of Common Stock issuable upon conversion of such shares or exercise of common stock purchase warrants (each, a “Placement Agent Warrant”), issued or issuable to Spartan or its designee in connection with the Offering.

On December 23, 2024, in accordance with the Spartan Agreements, the Company issued to Spartan and its designee an aggregate of 260,108 shares of Series C Preferred Stock at a conversion price of $1.00 per share, subject to customary adjustments, and a Placement Agent Warrant to purchase up to 85,421 shares of Common Stock at an exercise price of $1.00 per share, subject to customary adjustments thereunder. See Note 12 - Warrants for further discussion of the Placement Agent Warrants.

On December 31, 2024, in connection with an additional closing of the Offering, the Company issued Spartan and its designee an aggregate of 42,933 shares of Series C Preferred Stock, and a Placement Agent Warrant to purchase up to 11,795 shares of Common Stock.

11. Common Stock

The Company’s Second Amended and Restated Certificate of Incorporation authorizes the issuance of 200,000,000 shares of Common Stock. On December 19, 2022, a reverse stock split was effected, with a 2.5 to 1 share conversion ratio for all shares of common stock outstanding, and on November 7, 2024, a reverse stock split was effected with an 8 to 1 shares conversion ratio for all shares outstanding. The Company’s outstanding share and per share amounts in these financial statements have been adjusted to give effect to the Stock Splits, for all periods presented. There were 1,208,919 shares of common stock outstanding as of December 31, 2024, and there were 756,743 shares of common stock outstanding as of December 31, 2023.

During the year ended December 31, 2022, 2,868 shares of Common Stock were issued in forgiveness of two related party notes, along with accrued interest on the notes, with a value of $138,810. See Note 7 – Notes Payable – Related Party, for more information. On December 22, 2022, we completed an initial public offering (“IPO”) and listing on the Nasdaq Capital Market (“Nasdaq”) of our Common Stock at a price to the public of $46 per share, which resulted in issuance of an additional 152,174 shares. The aggregate net proceeds from the IPO were approximately $5.0 million after deducting underwriting discounts and commissions of $630,000 and offering expenses of approximately $1,160,000.

On November 28, 2023, we issued 31,250 shares of Common Stock for the exercise of the same number of pre-funded warrants. See Note 12 – Warrants, for details of the pre-funded warrants. During the year ended December 31, 2023, the Company also issued 7,500 shares of Common Stock in exchange for services rendered by a third party.

On February 5, 2024, we issued 24,509 shares of Common Stock in exchange for services rendered by a third party.

On March 4, 2024, we issued 62,500 shares of Common Stock for the exercise of the same number of pre-funded warrants.

On March 13, 2024, the Company entered into Affiliate Stock Purchase Agreements with each of Jonathan H. Kaufman, the Company’s Chief Executive Officer and Chairman of its board of directors, and Michael B. Chancellor, the Company’s Chief Medical Officer and a member of its board of directors, pursuant to which each of Drs. Kaufman and Chancellor purchased $100,000 of shares of common stock of the Company, in cash from the Company at $5.52 per share, based on the official closing price of The Nasdaq Stock Market LLC for the Common Stock on March 13, 2024, resulting in the issuance of 18,113 shares of Common Stock to each of Drs. Kaufman and Chancellor.

On May 3 2024, we issued 70,691 shares of Common Stock for the exercise of the same number of pre-funded warrants.

On August 1, 2024, we issued 49,875 shares of our Common Stock to an institutional investor at an offering price of $4.96 per share, along with 208,375 pre-funded warrants to purchase the same number of shares of Common Stock (the “August 2024 Offering”). See Note 12- Warrants, for details of the pre-funded warrants.

On August 16, 2024, 12,500 shares of Common Stock were issued for the exercise of the same number of pre-funded warrants. On September 17, 2024, 28,125 shares of Common Stock were issued for the exercise of the same number of pre-funded warrants. On September 24, 2024, 25,000 shares of Common Stock were issued for the exercise of the same number of pre-funded warrants. On September 26, 2024, an additional 25,000 shares of Common Stock were issued for the exercise of the same number of pre-funded warrants. On October 15, 2024, 117,750 shares of Common Stock were issued for the exercise of the remaining pre-funded warrants.

The Common Stock is subject to and qualified by the rights of the Preferred Stock. Upon the dissolution or liquidation of the Company, the holders of Common Stock will be entitled to receive all assets of the Company available for distribution to its stockholders, subject to any preferential rights of any then outstanding Preferred Stock.

Notice of Failure to Satisfy Nasdaq Minimum Bid Price Requirement

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 19, 2024, on April 17, 2024, the Company received a written notification (the “April Nasdaq Letter”) from the Nasdaq Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC notifying the Company that, based upon the closing bid price of the Common Stock for the last 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share of its Common Stock, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The April Nasdaq Letter had no immediate effect on the listing of the Common Stock, which continues to trade on Nasdaq.

Nasdaq provided the Company with 180 calendar days, or until October 14, 2024, to regain compliance with the Minimum Bid Price Requirement.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2024, the Company received a letter from the Staff on August 21, 2024 stating that it was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on Nasdaq to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Requirement”). The Company reported stockholders’ equity of $1,703,798 in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and, as a result, it was not in compliance with the Stockholders’ Equity Requirement.

As disclosed in our Current Report on Form 8-K filed with the SEC on October 18, 2024, the Staff notified the Company on October 16, 2024 that it would delist the Common Stock from Nasdaq, and in response, the Company timely requested an appeal of such notice to a Nasdaq hearing panel (the “Panel”). The Nasdaq hearing was held on December 12, 2024.

12. Warrants

On October 23, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “2023 Private Placement”) of pre-funded common stock purchase warrants (“Pre-Funded Warrants”) to purchase up to 164,473 shares of Common Stock, with an exercise price of $0.001 per share, and common stock purchase warrants (the “2023 Warrants”) to purchase up to 164,473 shares of Common Stock, with an exercise price of $11.20 per share. The gross proceeds to the Company from the 2023 Private Placement were approximately $2.0 million, before deducting placement agent fees and expenses and offering expenses payable by the Company. The 2023 Warrants and the Pre-Funded Warrants are immediately exercisable for three years from issuance and are subject to 4.99% and 9.99% beneficial ownership limitations (as applicable). The combined purchase price for one Pre-Funded Warrant and one accompanying 2023 Warrant was $12.152. The closing of the 2023 Private Placement contemplated by the Purchase Agreement occurred on October 25, 2023. All of the Pre-Funded Warrants from the 2023 Private Placement were converted to Common Stock on a one-for-one basis as follows: 31,250 pre-funded warrants converted on November 2, 2023, 62,500 pre-funded warrants were converted on March 4, 2024, and 70,691 pre-funded warrants were converted on May 3, 2024.

On August 1, 2024, the Company conducted another private placement offering (the “August 2024 Offering”). In connection therewith, the Company issued pre-funded warrants to purchase up to 208,375 shares of Common Stock at a price of $4.952, with an exercise price of $0.008 per share. The pre-funded warrants were immediately exercisable, subject to 4.99% and 9.99% beneficial ownership limitations (as applicable) and were exercisable at any time until exercised in full. The securities issued in the August 2024 Offering were issued pursuant to a prospectus supplement, dated July 31, 2024, to the registration statement on Form S-3 (File No. 333-276815), declared effective by the SEC on February 8, 2024. In connection with the August 2024 Offering and pursuant to an engagement letter with H.C. Wainwright & Co. LLC (the “August 2024 Placement Agent”), who served as the placement agent for the August 2024 Offering, the Company agreed to issue to the August 2024 Placement Agent, as partial compensation for its services as the August 2024 Placement Agent, warrants to purchase up to 19,368 shares of Common Stock, which were exercisable immediately, subject to 4.99% and 9.99% beneficial ownership limitations (as applicable), expire on July 31, 2029, and have an exercise price of $6.20 per share. The gross proceeds to the Company from the August 2024 Offering were approximately $1,280,920, before deducting placement agent fees and expenses and offering expenses payable by the Company. All of the pre-funded warrants from the August 2024 Offering were converted to Common Stock on a one-for-one basis as follows: 12,500 pre-funded warrants were converted on August 16, 2024, 28,125 pre-funded warrants were converted on September 17, 2024, 25,000 pre-funded warrants were converted on September 24, 2024, 25,000 pre-funded warrants were converted on September 26, 2024, and 117,750 pre-funded warrants were converted on October 15, 2024.

In connection with the sale of the Series B Preferred Stock on December 23, 2024, and in accordance with the Spartan Agreements, the Company issued to the Placement Agent and its designee a Placement Agent Warrant to purchase up to 85,421 shares of Common Stock. On December 31, 2024, pursuant to the Spartan Agreements, the Company issued Spartan an additional Placement Agent Warrant to purchase up to 11,795 shares of Common Stock. The Placement Agent Warrants are immediately exercisable at a price of $1.00 per share of Common Stock, or through a cashless exercise according to a formula where the number of shares received is reduced by the difference in the fair market value per share and the exercise price per share. The Placement Agent Warrants expire five years from issuance. In addition, pursuant to the Proxy, Spartan agreed to grant to Dr. Kaufman all voting power over and power of attorney with respect to all shares of Common Stock issuable upon exercise of the Placement Agent Warrants. The Placement Agent Warrants qualified for equity accounting treatment, as they do not have any continuing or performance obligations, they are not linked to debt instruments, and do not require net cash settlement. Subsequently, all 97,216 Placement Agent Warrants were converted to 64,702 shares of Common Stock on January 23, 2025 via the cashless exercise option.

The Company has warrants outstanding to private investors convertible to 17,995 shares of Common Stock. The warrants were issued at various dates prior to December 31, 2021 with an exercise share price of $40, and expiring at various dates between October 2025 and June 2026.

The Company had no warrant liabilities at December 31, 2024 and 2023.

13. Commitments and contingencies

Operating Leases

On January 1, 2019, the Company adopted ASC Topic 842, Leases, which requires operating leases to be recorded as ROU assets and lease liabilities on the balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives.

The Company entered into a lease agreement beginning July 1, 2020, for the Company’s principal headquarters on the fifth floor of 7800 Susquehanna Street, Pittsburgh, Pennsylvania, which includes office space and sterile manufacturing operations (the “Lease”). The Lease has a five-year term and includes an option for renewal, which is not reasonably certain and is excluded from the right of use calculation. On July 26, 2023, the Company entered a second lease for additional space on the fourth floor of the same building (the “Fourth Floor Lease”), commencing August 1, 2023 and co-terminating with the existing Lease on September 30, 2025. Subsequently effective January 1, 2024, the Company terminated the Fourth Floor Lease early at no penalty upon mutual agreement with the landlord and replaced it with a lease of additional space that had become available immediately adjacent to our existing offices (the “Suite 504 Lease”, and together with the “Lease”, “the Leases”). The Suite 504 Lease term co-terminates with the Lease. Future minimum rent payments under the Leases as December 31, 2024 are as follows:

Total minimum lease payments 2025	$48,518
Less: amount representing interest	$(913)
Present value of minimum lease payments	$47,605

As of December 31, 2024, the Company had an ROU asset of $46,754 and a current operating lease liability of $47,605. As of December 31, 2023, the Company had an ROU asset of $135,144, and current and non-current operating lease liabilities of $89,223 and $47,371, respectively, recorded on the balance sheets. The lease expense for the year ended December 31, 2024 and 2023 was $96,930 and $77,763, respectively. The weighted average remaining lease term and discount rate was 0.5 year and 6.5%, respectively.

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

14. Income Taxes

As of December 31, 2024, the Company had a U.S. federal net operating loss of approximately $6,474,046. Such operating losses may be used to reduce future taxable income and tax liabilities. The net operating loss expires at various dates between 2029 and 2042. Additionally, the Company has federal net operating loss carryforwards generated after 2017 of approximately $5,544,802 that have an indefinite life but with a limited usage of 80% of the taxable income in any given tax year. In addition, any sustained ownership changes defined by Section 382 of the Internal Revenue Code may subject the Company's net operating losses and other carryforward to an annual limitation. State net operating loss carryforwards may be used to reduce future taxable income and liabilities and will expire at various dates between 2029 and 2042. The Company’s state net operating loss usage is limited to 40% of the taxable income in any given tax year.

The primary components of the deferred tax assets are as follows:

December 31,	2024	2023
Deferred tax assets:
Net Operating loss carryforwards	$1,792,928	$1,159,128
Interest on related party note	—	—
Stock Option Expense	1,008,073	811,849
R&D Expense	1,391,484	872,178
Other	25,609	12,842
Subtotal	4,218,094	2,855,997
Valuation allowance	(4,218,094)	(2,855,997)
Net deferred income tax assets (liabilities)	—	—

Because of our cumulative losses, substantially all the deferred tax assets have been fully offset by a valuation allowance. We have not paid income taxes for the years ended December 31, 2024 and 2023.

The income tax provision attributable to loss before income tax benefit for the years ended December 31, 2024 and 2023 differed from the amounts computed by applying the U.S. federal statutory tax rate of 21.0% as a result of the following:

	For the years ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	6.71%	7.11%
Non-deductible parking expenses	0.0%	0.0%
Change in valuation allowance	(27.71)%	(28.11)%
Effective tax rate	0.0%	0.0%

The change in valuation allowance for the year ending December 31, 2024 was an increase of $1,362,097.

The Company’s 2020 through 2024 tax years remain subject to examination by the Internal Revenue Services for federal tax purposes and the Pennsylvania Department of Taxation for state purposes.

15. Segment Information

We report segment information based on ASC 280 Segment Reporting (“ASC 280”), which defines operating segments as components of a company that engage in activities from which it may recognize revenues and incur expenses, and for which operating results are regularly reviewed by the entity’s chief operating decision maker (“CODM”) to make decisions regarding resource allocation and assess performance, and for which discrete financial information is available. We determined that the Company is a single operating and reportable segment (“Products”) focused on treating the indications previously described through discovery, development, and commercialization of our novel therapeutics. Our chief executive officer acts as the CODM and allocates resources and assesses performance at a consolidated level.

Our Products segment measurement of profit is the consolidated loss from operations, and its measure of total assets is consolidated total assets. There was no difference in our consolidated balance sheet and our segment balance sheet. Our CODM uses loss from operations predominantly in the annual budget and forecasting process to monitor variances in budget versus actual results along with consolidated total assets to determine resource allocation. The following is a summary of the significant revenue and expense categories, and net (loss) provided to the CODM during the years ended December 31, 2024 and 2023:

For the year ended December 31,	2024	2023
Segment Results
Grant Revenue	$536,357	449,617
Operating expenses:
Research and development
Salaries and benefits, insurance	899,519	804,925
Outsourced R&D	1,587,620	764,854
Stock option expense	624,711	1,015,287
Facility and other overhead	501,337	453,770
Total Research and development	3,613,187	3,038,836
General and administrative
Salaries and benefits, insurance	639,921	709,223
Outside services	1,023,316	912,531
Stock option expense	124,685	339,729
Facility and other overhead	215,791	195,251
Total General and Administrative	2,003,712	2,156,734
Total operating expenses	5,616,899	5,195,570
Loss from operations	(5,080,542)	(4,745,953)
Other income (expense)	64,278	126,988
Segment loss from operations	$(5,016,264)	(4,618,965)
Adjusting and Reconciling items	—	—
Loss from operations	$(5,016,264)	$(4,618,965)

16. Subsequent Events

Subsequent events have been evaluated through the date of the independent auditors’ report, which is the date the financial statements were available to be issued.

On January 9, 2025, the Company financed certain insurance policies for an aggregate of $331,420 to be paid in nine equal monthly instalments of $28,870 with an initial downpayment of $82,855. The agreement bears interest at 10.75% per annum.

In January and February 2025, substantially all of the Series B and all of the Series C Preferred Stock, and Placement Agent Warrants issued and outstanding as of December 31, 2024 were converted to Common Stock as follows:

●	97,216 Placement Agent Warrants were converted to 64,702 shares of Common Stock on January 23, 2025 via the cashless exercise option.

●	22,295 shares of Series B Preferred Stock were converted to 972,152 shares of Common Stock

●	303,041 shares of Series C Preferred Stock were converted to 303,041 shares of Common Stock

Subsequent to December 31, 2024, additional investments were sold to private investors under the Spartan Agreements, in the following dates and amounts (collectively, the “2025 Closings”):

●	On February 25, 2025, we sold and issued 34,750 shares of Series B Preferred Stock for gross proceeds of $3,475,000. After closing costs, net proceeds to the Company were $2,884,250. Such Series B shares are convertible to 1,158,327 shares of Common Stock upon registration of the underlying shares.

●	On February 26, 2025, we sold and issued 3,130 shares of Series B Preferred Stock for gross proceeds of $313,000. After closing costs, net proceeds to the Company were $239,790. Such Series B shares are convertible to 100,000 shares of Common Stock upon registration of the underlying shares.

●	On March 3, 2025, we sold and issued 7,260 shares of Series B Preferred Stock for gross proceeds of $726,000. After closing costs, net proceeds to the Company were $602,580. Such Series B shares are convertible to 289,241 shares of Common Stock upon registration of the underlying shares.

●	On March 12, 2025, we sold and issued 885 shares of Series B Preferred Stock for gross proceeds of $88,500. After closing costs, net proceeds to the Company were $73,455. Such Series B shares are convertible to 40,596 shares of Common Stock upon registration of the underlying shares.

In connection with the 2025 Closings, the Company issued 536,959 shares of Series C Preferred Stock to Spartan and its designee, and such shares of Series C Preferred Stock are convertible into 536,959 shares of Common Stock upon registration of the underlying shares to the Placement Agent and its designee. We also issued Placement Agent Warrants exercisable for 158,817 shares of Common Stock to Spartan and its designee.

The issuance of these shares of Series B Preferred Stock in connection with the 2025 Closings completed the capital raise under the Spartan Agreements, resulting in $7,200,000 of gross proceeds raised.

Offering of Warrants to Purchase Series B Preferred Stock

On March 17, 2025, the Company entered into an additional placement agent agreement with Spartan (the “Subsequent Placement Agent Agreement”), pursuant to which Spartan agreed to serve as exclusive placement agent for the private offer and sale (the “Subsequent Offering”) of warrants (the “Warrants”) to purchase up to 72,000 shares of Series B Preferred Stock at a price per Warrant equal to $0.125 in order to comply with applicable Nasdaq rules, with each Warrant exercisable for shares of Series B Preferred Stock at $100 per share, and such share of Series B Preferred Stock convertible into shares of Common Stock at a conversion price equal to $2.16 per share, which was the Minimum Price of the Common Stock immediately prior to the execution of the Subsequent Offering Subscription Agreements (as defined below).

On March 17, 2025 and in connection with the Subsequent Offering, the Company formally entered into subscription agreements (each, a "Subsequent Subscription Agreement") and registration rights agreements with investors in the Subsequent Offering, who were also participants in the 2025 Closings, for the purchase and sale of an aggregate of 72,000 of Warrants. In connection with the Subsequent Offering, the Company and Spartan entered into (i) the Subsequent Placement Agent Agreement and (ii) an additional consulting agreement and advisory agreement, dated March 17, 2025, pursuant to which Spartan agreed to provide placement agent and consulting services in connection with the Subsequent Offering and will receive certain compensation in consideration for such services, including, but not limited to, purchase warrants to purchase a number of shares of Common Stock equal to ten percent (10%) of the shares of Common Stock issuable upon conversion of the shares of Series B Preferred Stock that may be issued upon the Warrant exercises, (ii) a 2% non-accountable fee based on the aggregate number of proceeds received from Warrant exercises and (iii) shares of the Company's Series C voting convertible preferred stock, $0.0001 par value per share, to be issued on a pro rata basis at the time of and based upon the amount of such proceeds received from Warrant exercises.

Additionally, in connection with the Subsequent Offering, Dr. Kaufman and Spartan entered into another irrevocable proxy and power of attorney, effective as of March 17, 2025 (the “Subsequent Offering Irrevocable Proxy”), pursuant to which, among other things, Spartan agreed to grant to Dr. Kaufman all voting power over and power of attorney with respect to all shares of Series C Preferred Stock, and all shares of Common Stock issuable upon conversion of shares of Series C Preferred Stock and upon exercise of Common Stock purchase warrants issued or issuable to Spartan or its Attribution Parties (as defined in the Subsequent Irrevocable Proxy) in connection with Warrant exercises.

Updates to Nasdaq Notifications

On January 10, 2025, the Company received a decision from the Panel granting the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with the following: (i) on or before April 14, 2025, the Company must file a public disclosure describing any transactions undertaken by the Company to increase its equity and providing an indication of its equity following those transactions; and (ii) on or before April 14, 2025, the Company must provide the Panel with an update on its fundraising plans, updated income projections for the next 12 months, with all underlying assumptions clearly stated, and a description of how the Company intends to achieve, if necessary, and maintain compliance with the Minimum Bid Price Requirement.

 The Warrants were offered to the March Investors, and the March Offering Placement Agent Warrants and shares of Series C Preferred Stock will be issued to Spartan and its designee, as applicable, pursuant to the exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Lease extension

On March 20, 2025, we notified Bridgeway Capital of our intent to renew our Leases for our headquarters at the end of their existing term, on June 30, 2025. The renewal will be for five years beginning July 1, 2025, as per the terms of our existing lease agreements. Rent under the Leases will be as follows:

For the year ended	Total
December 31, 2025 (6 months only)	$30,087
December 31, 2026	61,435
December 31, 2027	63,957
December 31, 2028	66,478
December 31, 2029	68,999
December 31, 2030 (expires June 30, 2030)	35,130
Total rents under the Leases' renewal	$326,087