Form 10-Q
period 2025-03-31
LIPELLA PHARMACEUTICALS INC.
filed 2025-05-14
CIK 1347242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended: March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from  _____to  ______

Commission File Number: 001-41575

Lipella Pharmaceuticals Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2388040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7800 Susquehanna St., Suite 505
Pittsburgh, PA 15208
(Address of principal executive offices) (Zip Code)

(412) 894-1853
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LIPO	The Nasdaq Stock Market LLC

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

As of May 13, 2025, there were 4,467,395 shares of common stock, par value $0.0001 per share (“Common Stock”), of the registrant outstanding.

Lipella Pharmaceuticals Inc.

Form 10-Q

March 31, 2025

References in this Quarterly Report on Form 10-Q to the “Company,” “Lipella,” “we,” “us,” or “our” mean Lipella Pharmaceuticals Inc. unless otherwise expressly stated or the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	March 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$4,225,012	$2,184,863
Grants receivable	85,630	84,712
Accounts Receivable	—	—
Prepaid expenses	512,696	347,676
Total Current Assets	4,823,337	2,617,252
Property and Equipment
Furniture, fixtures and equipment	140,294	140,294
Furniture, fixtures and equipment (accumulated depreciation)	(131,152)	(130,430)
Furniture and fixtures, net	9,142	9,864
Other Assets
Operating lease right of use asset	23,572	46,754
Total Assets	4,856,051	2,673,870
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	392,115	388,191
Accrued expenses	258,310	237,886
Operating lease liability	23,997	47,605
Payroll liability	102,425	80,735
Total Current Liabilities	776,846	754,417
Operating lease liability, net of current portion	—	—
Total Liabilities	776,847	754,417
Stockholders’ equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized;
Series B preferred stock, $0.0001 par value per share, 72,000 shares authorized; 46,025 shares issued and outstanding at March 31, 2025 and 25,975 shares issued and outstanding at December 31, 2024	$5	$3
Series C preferred stock, $0.0001 par value per share, 1,050,000 shares authorized; 536,959 shares issued and outstanding at March 31, 2025 and 303,041 shares issued and outstanding at December 31, 2024	$53	$30
Common stock, $0.0001 par value per share; 200,000,000 shares authorized, 2,548,811 shares issued and outstanding at March 31, 2025 and 1,208,919 shares issued and outstanding at December 31, 2024	$254	$121
Additional paid-in capital	20,725,522	17,259,406
Accumulated deficit	(16,646,630)	(15,340,107)
Total stockholders’ equity	4,079,204	1,919,453
Total liabilities and stockholders’ equity	$4,856,051	$2,673,870

The accompanying notes are an integral part of these financial statements.

	For the three months ended March 31,
	2025	2024
Grant revenues	$129,390	$145,880
Total revenues	129,390	145,880

Cost and expenses
Research and development	993,475	842,600
General and administrative	463,736	520,926
Total costs and expenses	1,457,211	1,363,526
Loss from operations	(1,327,821)	(1,217,646)

Other income (expense)
Interest income, net	21,298	25,837
Total other income/(expense)	21,298	25,837
Loss before income taxes	(1,306,523)	(1,191,809)
Provision for income taxes	—	—
Net Loss	$(1,306,523)	$(1,191,809)

Loss per share of Common Stock
Basic	(0.64)	(1.31)
Dilutive	(0.64)	(1.31)

Weighted-average of shares of Common Stock outstanding:
Basic	2,056,804	911,515
Dilutive	2,056,804	911,515

The accompanying notes are an integral part of these financial statements.

Lipella Pharmaceuticals Inc.

Statement of Stockholder’s Equity (Deficit)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Deficit	Total
Balances, December 31, 2023	—	—	—	—	$756,745	75	13,468,216	(10,323,843)	3,144,448
Net loss	—	—	—	—	—	—	—	(1,191,809)	(1,191,809)
Share based compensation	—	—	—	—	—	—	208,639	—	208,639
Warrants exercised for Common Stock	—	—	—	—	62,500	6	(6)	—	—
Issuance of Common Stock	—	—	—	—	36,227	4	199,996	—	200,000
Shares issued for services	—	—	—	—	24,510	2	199,998	—	200,000
Balances, March 31, 2024	—	—	—	—	879,981	87	14,076,843	(11,515,652)	2,561,278

Balances, December 31, 2024	25,975	$3	303,041	$30	1,208,919	$121	$17,259,406	$(15,340,107)	$1,919,453
Net loss	—	—	—	—	—	—	—	(1,306,523)	(1,306,523)
Warrants exercised for Common Stock	—	—	—	—	64,702	6	(6)	—	—
Series B preferred stock converted to Common Stock	(25,975)	(3)	—	—	972,149	97	(94)	—	0
Series C preferred stock converted to Common Stock	—	—	(303,041)	(30)	303,041	30	—	—	—
Issuance of warrants to purchase Series B preferred stock	—	—	—	—	—	—	9,000		9,000
Issuance of preferred stock and warrants, net of issuance costs of $382,800	46,025	5	536,959	53	—	—	3,457,217	—	3,457,274
Balances, March 31, 2025	46,025	$5	536,959	$53	2,548,811	$254	$20,725,522	$(16,646,630)	$4,079,204

The accompanying notes are an integral part of these financial statements.

Lipella Pharmaceuticals, Inc.

Statements of Cash Flows

	The three months ended
	March 31,
	2025	2024
Cash flow from operating activities:
Net loss	$(1,306,523)	$(1,191,809)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	722	721
Shares issued for services	—	200,000
Non-cash stock option expense	—	208,639
Changes in operating assets and liabilities:
Operating right of use asset	(424)	215
Grants receivable	(918)	(36,648)
Prepaid expense	(165,020)	(733,601)
Accounts payable	3,925	155,819
Accrued expenses	20,423	7,649
Payroll liability	21,689	576
Net cash used in operating activities	(1,426,126)	(1,388,438)
Cash flow from investing activities:
Net cash used in investing activities	—	—
Cash flow from financing activities:
Proceeds from issuance of Common Stock, net of issuance costs	3,466,275	200,000
Net cash provided by financing activities	3,466,275	200,000
Net increase in cash, cash equivalents	2,040,149	(1,188,438)
Cash and cash equivalents at beginning of period	2,184,863	3,293,738
Cash and cash equivalents at end of period	$4,225,012	$2,105,299

Supplemental disclosure of cash flow information:
Interest paid	$4,152	$6,234
Income taxes paid	—	—

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

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board.

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with SEC on March 28, 2025 (our “Annual Report”).

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

The Company’s net loss for the three months ended March 31, 2025 and fiscal year ended December 31, 2024 was $1,306,523 and $5,016,264, respectively. Since inception, the Company has incurred historical losses and has an accumulated deficit of $16,646,630 at March 31, 2025 and $15,340,107 at December 31, 2024, respectively. At March 31, 2025, the Company had available cash and cash equivalents of $4,225,012 and net working capital of $4,046,491. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to: research, development of product candidates, conducting preclinical studies and clinical trials, and administrative organization. These funds, and our funds available under existing government contracts, may not be sufficient to enable us to meet its obligations as they come due at least for the next twelve months from the issuance date of these financial statements.

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

Note 3. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3, “Accounting Policies,” in the Annual Report. There have been no material changes to the significant accounting policies during the three-month period ended March 31, 2025, except for items mentioned below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

Adoption of New Accounting Pronouncements

During the three months ended March 31, 2025, no new accounting pronouncement was issued or became effective that had, or is expected to have, a material impact on our Financial Statements.

Concentration of Credit Risk

The Company’s grant revenues and grant receivables are from the National Institute of Health (the “NIH”). The NIH is an agency of the United States Department of Health & Human Services, and the Company believes amounts are fully collectible from this agency. Contract revenues were $129,390 for the three months ended March 31, 2025, and $145,880 for the three months ended March 31, 2024.

Earnings Per Share

Basic net loss per share of Common Stock is computed by dividing the net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share of Common Stock is computed giving effect to all dilutive Common Stock equivalents, consisting of stock options, preferred stock, and warrants. Diluted net loss per share of Common Stock for the three months ended March 31, 2025 and 2024 is the same as basic net loss per share, as the Common Stock equivalents were anti-dilutive due to the net loss.

At March 31, 2025 and 2024 the Common Stock equivalent shares were, as follows:

	March 31,
	2025	2024
Shares of Common Stock issuable upon exercise of options	361,624	361,624
Shares of Common Stock issuable upon exercise of warrants	372,990	265,526
Shares of Common Stock issuable upon conversion of Series B preferred stock	1,588,172	—
Shares of Common Stock issuable upon conversion of Series C preferred stock	536,959	—
Shares of Common Stock issuable upon conversion of Warrants for Series B preferred stock	3,333,319	—
Common Stock equivalents excluded from diluted net loss per share	6,193,064	627,150

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

At March 31, 2025 and December 31, 2024, the Company’s financial instruments consist primarily of: cash and cash equivalents, accounts payable and accrued liabilities. For cash equivalents, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of March 31, 2025 and December 31, 2024 were considered representative of their fair values due to their short term to maturity.

The Company held no marketable securities at March 31, 2025 and December 31, 2024. For cash equivalents at March 31, 2025 and December 31, 2024, the fair value input levels are summarized below:

March 31, 2025	Level 1	Level 2	Level 3	Total
Cash Equivalents (maturity less than 90 days)
Commercial Paper	—	—	—	—
U.S. Government	—	—	—	—
Money market funds	4,116,013	—	—	4,116,013
Total Cash equivalents	4,116,013	—	—	4,116,013

Marketable Securities	—	—	—	—
Total Cash Equivalents and Marketable Securities	$4,116,013	—	—	$4,116,013

December 31, 2024	Level 1	Level 2	Level 3	Total
Cash Equivalents (maturity less than 90 days)
Commercial Paper	—	—	—	—
Corporate bonds	—	—	—	—
Money market funds	1,692,141	—	—	1,692,141
Total Cash equivalents	1,692,141	—	—	1,692,141

Marketable Securities	—	—	—	—
Total Cash equivalents and marketable securities	$1,692,141	—	—	$1,692,141

Note 5. Prepaid Expenses

At March 31, 2025, prepaid expenses were $512,696, and consisted primarily of prepaid insurance of $83,502, prepaid costs of issuance of $16,225, and an advance deposit with our clinical trial management partner of $242,448. The balance also included $17,785 in prepaid testing services related to our clinical trial, and $152,736 in other prepaid expenses related primarily to professional services and annual listing fees. At December 31, 2024, prepaid expenses consisted of $66,128 of prepaid operating expenses, $13,864 in pre-paid testing services related to our clinical trial, and $267,684 of deposits with a third party CRO for our current clinical trial.

Note 6. Accrued Expenses

At March 31, 2025, accrued expenses were $258,310, consisting of unbilled legal and professional fees. At December 31, 2024 accrued expenses consisted of $237,886 in accrued professional service expenses.

Note 7. Letter of Credit

The Company has a letter of credit with a bank for an aggregate available amount of $50,000 due upon demand. The letter of credit is collateralized by substantially all of the Company’s assets and personally guaranteed by Dr. Jonathan Kaufman, the Company’s Chief Executive Officer. The outstanding advances under the line of credit bear interest at the lending bank’s prime rate plus 3.10%. The outstanding balance was $0 at March 31, 2025 and December 31, 2024, respectively. The letter of credit has been paid in full since February 2023.

Note 8. Segment information

We report segment information based on ASC 280 Segment Reporting, which defines operating segments as components of a company that engage in activities from which it may recognize revenues and incur expenses, and for which operating results are regularly reviewed by the entity’s chief operating decision maker (“CODM”) to make decisions regarding resource allocation and assess performance, and for which discrete financial information is available. We determined that the Company is a single operating and reportable segment (“Products”) focused on treating the indications previously described through discovery, development, and commercialization of our novel therapeutics. Our chief executive officer acts as the CODM and allocates resources and assesses performance at a consolidated level.

Our Products segment measurement of profit is the consolidated loss from operations, and its measure of total assets is consolidated total assets. There was no difference in our consolidated balance sheet and our segment balance sheet. Our CODM uses loss from operations predominantly in the annual budget and forecasting process to monitor variances in budget versus actual results along with consolidated total assets to determine resource allocation. The following is a summary of the significant revenue and expense categories, and net (loss) provided to the CODM during the three months ended March 31, 2025 and 2024:

For the year ended December 31,	2025	2024
Segment Results
Grant Revenue	$129,390	$145,880
Operating expenses:
Research and development
Salaries and benefits, insurance	399,732	224,900
Outsourced research and development (“R&D”)	486,334	249,766
Stock option expense	—	206,768
Facility and other overhead	107,708	161,166
Total Research and development	993,475	842,600
General and administrative
Salaries and benefits, insurance	142,302	157,118
Outside services	229,115	312,647
Stock option expense	—	1,871
Facility and other overhead	92,318	49,289
Total General and Administrative	463,736	520,926
Total operating expenses	1,457,211	1,363,526
Loss from operations	(1,327,821)	(1,217,646)
Other income (expense)	21,298	25,837
Segment loss from operations	$(1,306,523)	$(1,191,809)
Adjusting and Reconciling items		—
Loss from operations	$(1,306,523)	$(1,191,809)

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

The Company recognized $0 and $208,639 of compensation costs related to stock option vesting for the three months ended March 31, 2025 and 2024, respectively.

The following is an analysis of options to purchase shares of Common Stock issued and outstanding as of March 31, 2025 and December 31, 2024:

	Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Term (in Years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2023	306,624	$21.84	5.19	—
Granted	55,000	$6.16		—
Expired	—
Cancelled	—
Exercised	—
Outstanding as of December 31, 2024	361,624	$19.74	5.07	—
Granted	—	—	—	—
Expired	—	—	—	—
Cancelled	—	—	—	—
Exercised	—	—	—	—
Outstanding as of March 31, 2025	361,624	$19.74	4.82	—
Vested as of March 31, 2025	361,624
Exercisable as of March 31, 2025	361,624
Exercisable as of December 31, 2024	361,624	—	—	—

A summary of status of the Company’s non-vested stock options (exercisable for shares of Common Stock on a one-to-one basis) as of, and changes during, the three months ended March 31, 2025 and 2024 is presented below:

	Number of Stock Options	Weighted- Average Fair Value Grant Date
Nonvested at December 31, 2023	22,582	$22.48
Granted	55,000	4.40
Vested	(9,250)	9.04
Expired	—	—
Nonvested at March 31, 2024	68,333	$5.29

Nonvested at December 31, 2024	—	—
Granted	—	—
Vested	—	—
Expired	—	—
Nonvested at March 31, 2025	—	—

There were no stock options granted in the three months ended March 31, 2025. In the three months ended March 31, 2024, the Company granted options as described below.

Stock Option Grants - On March 15, 2024, the Company granted 55,000 stock options at a $6.16 strike price, vesting as follows: one third of such grant vests on April 1, 2024, one third of such grant vests on July 1, 2024, and one third of such grant vests on October 1, 2024.

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2025 and March 31, 2024 using the Black-Scholes option-pricing model are as follows:

Three months ended March 31,	2025	2024
Weighted-average fair value of options granted	$—	$4.40
Expected volatility	—	86.17%
Expected life (in years)	—	5.17
Risk-free interest rate (range)	—	4.33%
Expected dividend yield	$—	$—

Note 10. Preferred Stock

The Company’s second amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”) authorizes the issuance of 20,000,000 shares of preferred stock, par value $0.0001 per share. Below is a summary of the various series of preferred stock to date:

Series A: There were no shares of Series A Stock outstanding at March 31, 2025 or December 31, 2024. The Series A Preferred Stock was eliminated by the Company on April 11, 2024.

Series B: On December 20, 2024, the Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (the “Series B Certificate of Designation”), authorizing 144,000 shares of Series B non-voting convertible preferred stock, par value $0.0001 per share, of the Company (the “Series B Preferred Stock”) and establishing the rights, preferences, privileges, qualifications, restrictions, and limitations of the Series B Preferred Stock, became effective upon the Company’s filing with the Secretary of State of the State of Delaware (the “Delaware Secretary of State”) of the Series B Certificate of Designation and a Certificate of Correction to the Series B Certificate of Designation on such date (the “Certificate of Correction”), which corrected the effective date of the Series B Certificate of Designation to December 20, 2024.

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

The Company issued shares of Series B Preferred Stock at a purchase price of $100 per share, for aggregate gross proceeds of $7.2 million, in connection with a best-efforts private offering (the “Offering”) in the following closings:

●	On December 23, 2024, we sold and issued 22,295 shares of Series B Preferred Stock for gross proceeds of $2,229,500. After closing costs, net proceeds to the Company were $1,794,485. Such shares are convertible into 854,205 shares of Common Stock at a conversion price of $2.61 per share.

●	On December 31, 2024, we sold and issued 3,680 shares of Series B Preferred Stock for gross proceeds of $368,000. After closing costs, net proceeds to the Company were $305,440. Such shares are convertible into 117,946 shares of Common Stock, at a conversion price of $3.12 per share.

●	On February 25, 2025, we sold and issued 34,750 shares of Series B Preferred Stock for gross proceeds of $3,475,000. After closing costs, net proceeds to the Company were $2,884,250. Such shares are convertible into 1,158,327 shares of Common Stock, at a conversion price of $3.00 per share.

●	On February 26, 2025, we sold and issued 3,130 shares of Series B Preferred Stock for gross proceeds of $313,000. After closing costs, net proceeds to the Company were $239,790. Such shares are convertible into 100,000 shares of Common Stock, at a conversion price of $3.13 per share.

●	On March 5, 2025, we sold and issued 7,260 shares of Series B Preferred Stock for gross proceeds of $726,000. After closing costs, net proceeds to the Company were $602,580. Such shares are convertible into 289,241 shares of Common Stock, at a conversion price of $2.51 per share.

●	On March 12, 2025, we sold and issued 885 shares of Series B Preferred Stock for gross proceeds of $88,500. After closing costs, net proceeds to the Company were $73,455. Such shares are convertible into 40,596 shares of Common Stock, at a conversion price of $2.18 per share.

In the quarter ended March 31, 2025, 25,975 shares of Series B Preferred Stock were converted to 972,152 shares of Common Stock.

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

In accordance with the Spartan Agreements, the Company issued to Spartan and its designee the following:

●	On December 23, 2024, in connection with the initial closing of the Offering, an aggregate of 260,108 shares of Series C Preferred Stock.

●	On December 31, 2024, in connection with an additional closing of the Offering, the Company issued Spartan and its designee an aggregate of 42,933 shares of Series C Preferred Stock.

●	On February 25, 2025, in connection with an additional closing of the Offering, the Company issued Spartan and its designee an aggregate of 405,416 shares of Series C Preferred Stock.

●	On February 26, 2025, in connection with an additional closing of the Offering, the Company issued Spartan and its designee an aggregate of 36,517 shares of Series C Preferred Stock.

●	On March 5, 2025, in connection with an additional closing of the Offering, the Company issued Spartan and its designee an aggregate of 84,700 shares of Series C Preferred Stock.

●	On March 13, 2025, in connection with an additional closing of the Offering, the Company issued Spartan and its designee an aggregate of 10,326 shares of Series C Preferred Stock.

In the quarter ended March 31, 2025, 303,041 shares of Series C Preferred Stock were converted to 303,041 shares of Common Stock.

Note 11. Common Stock

The Certificate of Incorporation authorizes the issuance of 200,000,000 shares of Common Stock. After considering the effects of the Reverse Split, there were 2,548,811 shares of Common Stock outstanding as of March 31, 2025 and 1,208,919 shares outstanding as of December 31, 2024.

On January 23, 2025, we issued 64,702 shares of Common Stock upon the cashless exercise of 97,216 Placement Agent Warrants. See Note 12 – Warrants for more details of the warrant exercises.

On various dates in the quarter ended March 31, 2025, an aggregate of 972,149 shares of Common Stock were issued upon the conversion of 25,975 shares of Series B Preferred Stock.

On various dates in the quarter ended March 31, 2025, an aggregate of 303,041 shares of Common Stock were issued for the conversion of an equivalent number of shares of Series C Preferred Stock.

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

As disclosed in our Current Report on Form 8-K filed with the SEC on October 18, 2024, the Staff notified the Company on October 16, 2024 that it would delist the Common Stock from Nasdaq, and in response, the Company timely requested an appeal of such notice to a Nasdaq hearing panel (the “Panel”). The Nasdaq hearing was held on December 12, 2024. Prior to the panel hearing, on November 8, 2024, the Company enacted a 1-for-8 reverse stock split, in order to regain compliance with the minimum bid price requirement.

On January 10, 2025, the Company received a decision from the Panel granting the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with the following: (i) on or before April 14, 2025, the Company must file a public disclosure describing any transactions undertaken by the Company to increase its equity and providing an indication of its equity following those transactions; and (ii) on or before April 14, 2025, the Company must provide the Panel with an update on its fundraising plans, updated income projections for the next 12 months, with all underlying assumptions clearly stated, and a description of how the Company intends to achieve, if necessary, and maintain compliance with the Minimum Bid Price Requirement and Stockholders’ Equity Requirement.

See Note 15, Subsequent Events, for more information regarding Nasdaq compliance.

Note 12. Warrants

In connection with the Offering and in accordance with the Spartan Agreements, the Company issued to the Placement Agent and its designee the following Placement Agent Warrants:

●	On December 23, 2024, a Placement Agent Warrant to purchase up to 85,421 shares of Common Stock.

●	On December 31, 2025, a Placement Agent Warrant to purchase up to 11,795 shares of Common Stock.

●	On February 25, 2025, a Placement Agent Warrant to purchase up to 115,833 shares of Common Stock.

●	On February 26, 2025, a Placement Agent Warrant to purchase up to 10,000 shares of Common Stock.

●	On March 5, 2025, a Placement Agent Warrant to purchase up to 28,924 shares of Common Stock.

●	On March 12, 2025, a Placement Agent Warrant to purchase up to 4,060 shares of Common Stock.

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

On January 23, 2025, 97,216 Placement Agent Warrants were exercised for 64,702 shares of Common Stock on a cashless exercise basis.

The Company had no warrant liabilities at March 31, 2025 and December 31, 2024.

On March 17, 2025, the Company issued warrants (the “Warrants”) to purchase up to 72,000 shares of Series B Preferred Stock at a price per Warrant equal to $0.125 in order to comply with applicable Nasdaq rules, with each Warrant exercisable for shares of Series B Preferred Stock at $100 per share, and such shares of Series B Preferred Stock convertible into shares of Common Stock at a conversion price equal to $2.16 per share, which was the Minimum Price of the Common Stock immediately prior to the execution of the subscription agreements for the purchase and sale of such Warrants (the “Subsequent Offering”).

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

The Company entered into a lease agreement beginning July 1, 2020, for the Company’s principal headquarters on the fifth floor of 7800 Susquehanna Street, Pittsburgh, Pennsylvania, which includes office space and sterile manufacturing operations (the “Lease”). The Lease has a five-year term and includes an option for renewal, which is not reasonably certain and is excluded from the right of use calculation. On July 26, 2023, the Company entered a second lease for additional space on the fourth floor of the same building (the “Fourth Floor Lease”), commencing August 1, 2023 and co-terminating with the existing Lease on September 30, 2025. Subsequently effective January 1, 2024, the Company terminated the Fourth Floor Lease early at no penalty upon mutual agreement with the landlord and replaced it with a lease of additional space that had become available immediately adjacent to our existing offices (the “Suite 504 Lease”, and together with the “Lease”, “the Leases”). The Suite 504 Lease term co-terminates with the Lease. Future minimum rent payments under the Leases as of March 31, 2025 are as follows:

Year ending
2025	$24,259
2026	—
Total minimum lease payments	$24,259
Less: amount representing interest	$(263)
Present value of minimum lease payments	$23,996

The Leases are accounted for as a ROU asset and liability. As of March 31, 2025, the Company had $23,572 of an operating lease ROU asset, and $23,997 of current lease liabilities, respectively, recorded on the balance sheets. There was no long term lease liability at March 31, 2025, as the Leases end less than 12 months from the balance sheet date. As of December 31, 2024, the Company had an ROU asset of $46,754 and current and non-current operating lease liabilities of $47,605 and $0, respectively.

The lease expense for the three months ended March 31, 2025 and March 31, 2024 was $23,608 and $24,438 respectively. Cash paid for the amounts included in the measurement of lease liabilities for the three months ended March 31, 2025 and 2024 was $24,259 and $23,797, respectively. The payments are included in the operating activities in the accompanying statement of cash flows. The discount rates used for our right-of-use leases range from 6.25% to 7.25%.

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

Note 14. Income Taxes

The provision for income taxes for the three months ended March 31, 2025 and 2024 was $0, resulting in an effective income tax rate of 0% for each period. The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was primarily due to the full valuation allowance against the Company’s net deferred tax assets.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be utilized. Because of our cumulative losses, substantially all of the deferred tax assets have been fully offset by a valuation allowance as of March 31, 2025, and December 31, 2024. We have not paid income taxes for the year ended December 31, 2024. The income tax provision attributable to loss before income tax benefit for the three months ended March 31, 2025 differed from the amounts computed by applying the U.S. federal statutory rate of 21% as a result of the following:

Statutory federal income tax rate	21.00%
State taxes, net of federal benefit	6.71%
Change in valuation allowance	(27.71%)
Effective tax rate	0.00%

The Company’s 2020 through 2024 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes and the Commonwealth of Pennsylvania for state tax purposes.

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

Lease extension

On March 20, 2025, we notified Bridgeway Capital of our intent to renew our Leases for our headquarters at the end of their existing term, on June 30, 2025. The renewal will be for five years beginning July 1, 2025, as per the terms of our existing lease agreements. Rent under the Leases will be as follows:

For the year ended	Total
December 31, 2025 (6 months only)	$30,087
December 31, 2026	61,435
December 31, 2027	63,957
December 31, 2028	66,478
December 31, 2029	68,999
December 31, 2030 (expires June 30, 2030)	35,130
Total rents under the Leases’ renewal	$326,087

Issuance of Shares

On April 7, 2025, 35,330 shares of Series B Preferred Stock were converted into 1,209,767 shares of Common Stock, and 260,185 shares of Series C Preferred Stock were converted into 260,185 shares of Common Stock.

On April 8, 2025, 2,200 shares of Series B Preferred Stock were converted into 73,333 shares of Common Stock.

On April 9, 2025, 3,575 shares of Series B Preferred Stock were converted into 119,166 shares of Common Stock, and 28,088 shares of Series C Preferred Stock were converted into 28,088 shares of Common Stock.

On April 10, 2025, 3,660 shares of Series B Preferred Stock were converted into 132,801 shares of Common Stock.

On April 11, 2025, 85,358 shares of Series C Preferred Stock were converted into 85,358 shares of Common Stock.

On April 17, 2025, 9,866 shares of Series C Preferred Stock were converted into 9,866 shares of Common Stock.

Nasdaq Notifications and Responses

As described in Note 11, on January 10, 2025, the Company received a decision from the Panel granting the Company’s request for continued listing on Nasdaq, subject to the Company, on or before April 14, 2025, (i) publicly disclosing any transactions undertaken by the Company to increase its equity and providing an indication of its equity following those transactions, and (ii) providing the Panel with an update on its fundraising plans, updated income projections, and a description of how the Company intends to achieve, if necessary, and maintain compliance with the Minimum Bid Price Requirement and Stockholders’ Equity Requirement. On April 14, 2025, the Company provided the Panel with such an update and filed a Current Report on Form 8-K with the SEC stating that it believes it regained compliance with the Stockholders’ Equity Requirement.

On May 12, 2025, the Company received a written notification (the “May Letter”) from the Staff notifying the Company that the Staff determined that the Company failed to comply with Nasdaq’s shareholder approval and voting rights requirements in connection with certain securities issued in connection with the Offering and the Subsequent Offering. The May Letter had no immediate effect on the listing of the Common Stock, which continues to trade on the Nasdaq Capital Market until the Panel issues a decision. The May Letter provides that the Company should present its views to the Panel with respect to these matters to the Panel in writing no later than May 19, 2025, and the Company intends to submit a response to the May Letter as soon as possible before such date. In accordance with Nasdaq Listing Rule 5810(b), the Company intends to disclose receipt of the May Letter by filing a Current Report on Form 8-K with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2025 should be read together with our unaudited condensed financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this “Form 10-Q”), as well as the audited financial statements, the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 contained in our Annual Report on Form 10-K for the year ended December 31, 2024, that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2025 (our “Annual Report”), and all risk factors disclosed herein and therein. Such discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information relating to our business that reflect our management’s current views, expectations and assumptions concerning our business, strategies, products, future results and events and financial performance, which are subject to risks and uncertainties that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this Form 10-Q. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements or that our underlying assumptions will prove to be correct. Except as required by applicable law, including the securities laws of the United States, we expressly disclaim any obligation or undertaking to disseminate any update or revisions to any such forward-looking statement to reflect any change in our expectations with regard thereto or to conform such forward-looking statements to actual results. Statements made in this Form 10-Q, other than statements of historical fact, addressing operating performance, events, or developments which our management expects or anticipates will or may occur in the future, and also statements related to expected or anticipated growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and other non-historical information, are forward-looking statements. In particular, the words “may,” “will,” “expects,” “anticipates,” “aims,” “potential,” “future,” “intends,” “plans,” “believes,” “estimates,” “continue,” “likely to,” and variations of such words and similar expressions identify forward-looking statements, but such words are not the exclusive means of identifying such forward-looking statements, and their absence does not necessarily mean that such statement is not forward-looking.

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

LP-310 is the development name of our oral, liposomal formulation of tacrolimus (the same approved generic active agent in LP-10) specifically optimized for local delivery to oral mucosa. We believe that our approach of using metastable liposomal tacrolimus as a treatment for OLP is novel. To date, upon review of relevant FDA public data resources on approved drugs and biologics, we are not aware of any other liposomal products developed to treat such disease. In the fourth quarter of 2024, we announced the completion of dosing for the first cohort in a multi-center Phase 2a clinical trial of LP-310. No product-related serious adverse events were reported. Pharmacokinetic data demonstrated that whole blood tacrolimus levels in all patients were either undetectable or minimal, highlighting LP-310’s potential to deliver localized therapeutic effects while minimizing systemic exposure. Additionally, all patients tolerated LP-310 without significant adverse reactions. The trial is expected to be completed in the second quarter of 2025. The top line data from the first two dose cohorts of this trial has been selected for podium presentation at the 2025 American Association of Oral Medicine and European Association of Oral Medicine Joint Meeting that will be held in Las Vegas, NV on May 15, 2025.

In a third program, the Company is developing an oral, liposomal formulation of tacrolimus, LP-410, for the treatment of oral graft-versus-host disease (“GVHD”). LP-410 is an oral rinse, similar to LP-310, but will have a different containment system. Hematopoietic cell transplantation (“HCT”) is used to treat a wide range of malignancies, hematologic and immune deficiency states, and autoimmune diseases. GVHD is a clinical syndrome where donor-derived immunocompetent T-cells react against patient tissues directly or through exaggerated inflammatory responses following HCT. Oral GVHD is a rare and serious disease, with a prevalence of approximately 30,000 patients in the US annually in 2023 (Bachier et al., 2019; Bachier et al., 2021, Orphanet 2023). GVHD remains a major cause of morbidity and mortality for patients who undergo HCT treatment, with chronic GVHD being the leading cause of non-malignant fatality for such patients who receive such HCT treatment. Topical and local management of symptomatic oral GVHD can reduce oral symptoms that can interfere with oral function and quality of life and can reduce the need for more intensive immunosuppressive systemic therapies. However, there is currently no FDA approved local drug treatment of oral GVHD (Martini et al., 2022). We developed LP-410 for the topical delivery directly to the mouth surface, targeting the underlying mechanisms of oral GVHD, potentially providing a safe and effective treatment option for affected individuals. On November 11, 2023, we received “orphan drug” designation from the FDA for LP-410 for oral GVHD. We received investigational new drug approval from the FDA for LP-410’s treatment of oral GVHD on March 5, 2024.

In a fourth program, the Company is also developing an intravesical formulation of immunoglobulins including checkpoint inhibitors, referred to as LP-50, for the treatment of non-muscle invasive bladder cancer, offering the potential for increasing efficacy while minimizing systemic toxicity. Additional information regarding this preclinical program is included in the International Journal of Molecular Sciences 2024, 25(9), 4945, titled “Enhancing Therapeutic Efficacy and Safety of Immune Checkpoint Inhibition for Bladder Cancer: A Comparative Analysis of Injectable vs. Intravesical Administration,” as well as in US patent publication number 2024/0115503 titled “Intravesical Delivery of Hydrophilic Therapeutic Agents Using Liposomes.”

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

Dr. Jonathan Kaufman, our Chief Executive Officer, and Dr. Michael Chancellor, our Chief Medical Officer, co-founded the Company in 2005. On December 22, 2022, we completed  our initial public offering, receiving approximately $5.0 million in aggregate net proceeds. Our principal executive offices are located at 7800 Susquehanna Street, Suite 505, Pittsburgh, PA 15208 and include our Facility. Our telephone number is (412) 894-1853. We maintain an Internet website at www.lipella.com. The information contained on our website is not incorporated by reference into this quarterly report.

Recent Developments

At The Market Offering

On April 4, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) to sell shares of its Common Stock having an aggregate sales price of up to $2,641,881 (the “Shares”), from time to time, through an “at the market offering” program under which Wainwright will act as sales agent (the “ATM Offering”). In connection with the ATM Offering, the Company has agreed to pay Wainwright a cash commission equal to 3.0% of the aggregate gross proceeds from sales of the Shares and has agreed to provide Wainwright with customary indemnification and contribution rights. The Company has also agreed to reimburse Wainwright for certain specified expenses not to exceed $100,000 in connection with entering into the ATM Agreement. As of the date of this Form 10-Q, no Shares have been sold in connection with the ATM Offering. For more information regarding the ATM Offering, please see our Current Report on Form 8-K filed with the SEC on April 7, 2025.

Amendment to Certificate of Designation

On April 8, 2025, the Company filed a Certificate of Amendment of Certificate of Designation of Preferences, Rights and Limitations of Series C Voting Convertible Preferred Stock (the “Series C Certificate of Amendment”) with the Secretary of State of the State of Delaware. The Series C Certificate of Amendment amended the Certificate of Designation of Preferences, Rights and Limitations of Series C Voting Convertible Preferred Stock of the Company (the “Certificate of Designation”) to increase the number of designated shares of the Company’s Series C Voting Convertible Preferred Stock, par value $0.0001 per share, pursuant to the Certificate of Designation from 1,050,000 shares to 1,260,000 shares.

Nasdaq Notifications

As previously disclosed, on April 17, 2024, and August 21, 2024, the Company received letters from the Nasdaq Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) stating that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) and Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”), respectively. On October 16, 2024, the Company received a letter from the Staff stating that although the Company submitted a plan to regain compliance with the Stockholders’ Equity Requirement on October 4, 2024, the Common Stock would be delisted from the Nasdaq Capital Market unless such determination was appealed to a Nasdaq hearing panel (the “Panel”) by October 23, 2024. On October 17, 2024, the Company requested a hearing before the Panel to appeal such determination and the hearing occurred on December 12, 2024.

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

On April 14, 2025, the Company provided the Panel with such an update. Additionally, as previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on April 14, 2025, the Company believes that it regained compliance with the Stockholders’ Equity Requirement, as of the date of this Form 10-Q the Company believes it remains in compliance with the Stockholders’ Equity Requirement.

On May 12, 2025, the Company received a written notification (the “May Letter”) from the Staff notifying the Company that the Staff determined that the Company failed to comply with Nasdaq’s shareholder approval and voting rights requirements in connection with certain securities issued in connection with the Offering and the Subsequent Offering. The May Letter had no immediate effect on the listing of the Common Stock, which continues to trade on the Nasdaq Capital Market until the Panel issues a decision. The May Letter provides that the Company should present its views to the Panel with respect to these matters to the Panel in writing no later than May 19, 2025, and the Company intends to submit a response to the May Letter as soon as possible before such date. In accordance with Nasdaq Listing Rule 5810(b), the Company intends to disclose receipt of the May Letter by filing a Current Report on Form 8-K with the SEC.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended
	March 31,		Increase
	2025	2024	(Decrease)
(in thousands)
Revenue	$129	146	$(17)
Operating expenses:
R&D	993	843	150
General and administrative	464	521	(57)
Total operating expenses	1,457	1,364	93
Loss from operations	(1,328)	(1,218)	(110)
Other income	21	26	(5)
Net loss	$(1,307)	$(1,192)	$(115)

Grants and Other Revenue

We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years. For the three months ended March 31, 2025 and 2024, we recognized revenue from a grant awarded by the National Institutes of Health (“NIH”) in September of 2022 (the “2022 NIH Grant”), which was an award of an aggregate of $673,000. NIH approved an additional year of funding under the 2022 NIH Grant in June 2023, increasing the total funding provided under the 2022 NIH Grant to $1,353,000.

We recognize revenue from grants when the related costs are incurred and the right to payment is realized. For the three months ended March 31, 2025, we earned $129,390 in connection with the 2022 NIH Grant, recognized as revenue, compared with $145,880 of revenue in the three months ended March 31, 2024. The decrease in annual grant revenue from 2025 to 2024 is related to subcontractor costs and time dedicated to the grant project.

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

We expect that our R&D expenses will increase substantially in connection with our clinical development activities for our LP-10 and LP-310  programs, and other product candidates. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of, or obtain regulatory approval for, any of our current or future product candidates. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the specific factors set forth in the section of our Annual Report titled “Risk Factors.” If any events described in the applicable risk factors included in the section of our Annual Report titled “Risk Factors” occur, then the costs and timing associated with the development of any of our product candidates could significantly change. We may never succeed in obtaining regulatory approval for, of commercialization of, LP-10, LP-310, or any of our other product candidates.

R&D expenses increased by approximately $150,000, to $993,475, for the three months ended March 31, 2025, as compared to $842,600 for the three months ended March 31, 2024. The increase in R&D expenses was primarily attributable to an increase in outside services of approximately $232,000 for our current clinical trial for LP-310. Indirect costs related to operational overhead and employee benefits increased $95,000, and stock option expense decreased $207,000.

General and Administrative Expenses

General and administrative expenses consist primarily of management and business consultants and other related costs, including stock-based compensation. General and administrative expenses also include board of directors’ expenses and professional fees for legal, patent, consulting, accounting, auditing, tax services and insurance costs.

General and administrative expenses were $463,736 for the three months ended March 31, 2025, compared to $520,926 for the three months ended March 31, 2024, a decrease of approximately $57,000. The decrease included a decrease in professional and outside services of $83,000, including in legal, accounting, and investor relations. This was offset by an increase in employee costs, supplies, and taxes and licenses of $26,000.

Net Other Income (Expense)

Net other income for the three months ended March 31, 2025 was $21,298, as compared to $25,837 for the three months ended March 31, 2024. There was an approximately $5,000 increase in interest income on the Company’s short-term investment portfolio.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. Cash and cash equivalents totaled $4,225,012 as of March 31, 2025. We consider all highly liquid investments that mature in 90 days or less when purchased to be cash equivalents.

We have incurred operating losses and experienced negative operating cash flows for the three months ended March 31, 2025 and the year ended December 31, 2024, and we anticipate that we will continue to incur losses for the foreseeable future. Our net loss totaled $1,306,523 and $1,191,809 for the three months ended March 31, 2025 and 2024 respectively, and $5,016,264 for the year ended December 31, 2024.

Historically, we have financed our operations through a combination of grant revenue and equity financing, however our goals for the foreseeable future will likely require significant equity financing. Our ability to achieve significant profitability depends on our ability to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, LP-10, LP-310 and/or our other product candidates, which may not occur for several years, if ever. The net losses we incur may fluctuate significantly from quarter to quarter.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	For the three months ended
	March 31,
Dollars in thousands	2025	2024

Net cash (used) provided in operating activities	$(1,426)	(1,388)
Net cash provided in financing activities	3,466	200
Net increase (decrease) in cash and cash equivalents	$2,040	(1,188)

Net Cash (Used) Provided in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was approximately $1,426,000. This comprised a net loss for the period of approximately $1,306,000, and increased prepaid expenses of approximately $165,000, partially offset by changes in operating assets and liabilities of approximately $45,000.

Net cash used in operating activities for the three months ended March 31, 2024 was approximately $1,388,000. This comprised a net loss for the period of approximately $1,192,000, and decreased operating liabilities of approximately $164,000, offset by increases in the following assets: grants receivable of approximately $37,000 and prepaid expenses (primarily insurance policies and clinical trial operations services) of approximately $733,000. There were also noncash adjustments to net loss of approximately $208,000 in stock option expense and approximately $200,000 in shares of Common Stock issued for services.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was approximately $3,466,000. This reflected net proceeds from the issuance of preferred stock and warrants in connection with a private placement transaction. Net cash provided by financing activities for the three months ended March 31, 2024 was $200,000, received for the issuance of Common Stock.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operations and capital expenses through the end of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of LP-10, LP-310 and our other and future product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including, but not limited to, those referenced above in “- Results of Operations - Operating Expenses - Research and Development Expenses”.

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

Off-Balance Sheet Arrangements

We did not have during the three months ended March 31, 2025, or the year ended December 31, 2024, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Contractual Obligations

We did not have during the three months ended March 31, 2025 or the year ended December 31, 2024, and we do not currently have, any material contractual obligations, such as license agreements or similar arrangements, other than as described below and in the financial notes to our unaudited condensed financial statements included in this Form 10-Q and in our Annual Report.

Employment Agreements

We are party to employment agreements with each of Drs. Kaufman and Chancellor and Mr. Johnston, executive officers of the Company, the material terms of each of which are described in the section entitled “Executive Compensation - Executive Employment Agreements” of our Annual Report.

Lease Agreement

We are party to a lease agreement, dated June 1, 2019, with Bridgeway Development Corporation, as amended, for the lease of 2,690 square feet of office and lab and manufacturing space in Pittsburgh, Pennsylvania commencing on July 1, 2020 (the “Lease”). The Lease term expires on June 30, 2025 and we have the right to exercise a one-time option to extend the term of the Lease for an additional five-year term. The annual base rent under the Lease is approximately $67,000. On July 26, 2023, the Company entered into a second lease for additional space in the same building (the “Additional Lease”), commencing August 1, 2023 and co-terminating with the Lease on June 30, 2025. Annual rent under the Additional Lease was approximately $28,000. As space became available in the immediate proximity to our existing offices at the beginning of 2024, we terminated the Additional Lease upon mutual agreement with the landlord and replaced it with a lease for Suite 504 (“the Suite 504 Lease”). The Suite 504 Lease became effective January 1, 2024, and the term co-terminates with the Lease. The annual base rent for the current year for the Suite 504 Lease is approximately $29,000. See Note 13  of the notes to our unaudited condensed financial statements included in this Form 10-Q for more details.

Service Agreements

We enter into service agreements in the normal course of business with CROs and for clinical trials, preclinical research studies and testing, manufacturing, and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement and cannot be reasonably estimated. The expense we incurred pursuant to these agreements for the three months ended March 31, 2025 was approximately $466,000, which was an increase of approximately $262,000 from the approximately $204,000 expense incurred for the three months ended March 31, 2024. The spending was primarily attributable to expenses relating to our ongoing research and development work, and costs related to our clinical trials for LP-310.

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

Stock-Based Compensation

We measure stock-based compensation based on the grant date fair value of the stock-based awards and recognize stock-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of the respective award. For non-employee awards, compensation expense is recognized as the services are provided, which is generally ratably over the vesting period. We account for forfeitures as they occur. On January 1, 2018, we adopted, using the modified retroactive approach, the guidance of Accounting Standard Update 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), and account for awards to non-employees using the grant date fair value without subsequent periodic remeasurement. The adoption of ASU 2018-07 did not have a material effect on our financial statements.

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

With respect to stock options granted during the three months ended March 31, 2025 and 2024, the following table sets forth by grant date the (i) number of shares of our Common Stock issuable upon exercise of such stock options, (ii) per share exercise price of such options and (iii) estimated fair value per share of our Common Stock on each such date. We did not grant any shares of restricted Common Stock during this period.

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

In addition, as an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include, among other things:

●	reduced disclosure about the compensation paid to our executive officers;

●	not being required to submit to our stockholders’ advisory votes on executive compensation or golden parachute arrangements;

●	an exemption from the auditor attestation requirement in the pursuant to the Sarbanes-Oxley Act of 2002; and

●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Over-sight Board requiring mandatory audit firm rotation.

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

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed in Note 3 to our unaudited condensed financial statements included in this Form 10-Q, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding such required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to litigation, claims and other legal proceedings arising in the ordinary course of our business. We are not presently a party to any such litigation, claims or legal proceedings that, in the opinion of our management, individually or if taken together, would have a material adverse effect on our business or financial condition. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputation harm, and other factors.

Item 1A. Risk Factors.

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

On May 12, 2025, the Company received the May Letter from the Staff notifying the Company that the Staff determined that the Company failed to comply with Nasdaq’s shareholder approval and voting rights requirements under Nasdaq Listing Rules 5635(d) and 5640, respectively, in connection with the issuance of certain securities issued in the Offering and the Subsequent Offering. The May Letter had no immediate effect on the listing of the Common Stock, which continues to trade on the Nasdaq Capital Market until the Panel issues a decision. The May Letter provides that the Company should present its views to the Panel with respect to these matters to the Panel in writing no later than May 19, 2025, and the Company intends to submit a response to the May Letter as soon as possible before such date.

There can be no assurances that we will be able to comply with all of the obligations placed on us by the Panel pursuant to the May Letter, and, assuming that we are able to comply with such obligations, that we will be able to continue to comply with all applicable Nasdaq listing requirements now or in the future. If we fail to meet all of the conditions listed in the May Letter, or the Panel agrees with the Staff regarding such delisting determination and does not accept any plan of compliance submitted by the Company in order to regain compliance with the Nasdaq listing requirements discussed in the May Letter, our Common Stock may be delisted from the Nasdaq Capital Market. Additionally, assuming that we are able to comply with all such obligations, if we fail to comply with all applicable Nasdaq continued listing standards now or in the future, our Common Stock may be subject to delisting from the Nasdaq Capital Market.

In the event that our Common Stock is delisted from the Nasdaq Capital Market, as a result of our failure to comply with the obligations in the May Letter or due to the Panel’s determination to delist the Common Stock, or due to our failure to continue to comply with any other requirement for continued listing on the Nasdaq Capital Market, and the Common Stock is not eligible for listing on another exchange, trading in the shares of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Market or another over-the-counter market operated by the OTC Markets Group Inc. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and it would likely be more difficult to obtain coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description
3.1(i)	Certificate of Amendment of Certificate of Designation of Preferences, Rights and Limitations of Series C Voting Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2025 and incorporated by reference herein).

4.1	Form of Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2025 and incorporated by reference herein).

10.1	Second Amendment to Placement Agent Agreement, dated as of February 23, 2025, by and between the Company and the Placement Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 24, 2025 and incorporated by reference herein).

10.2	Second Amendment to Consulting Agreement, made as of February 28, 2025, by and between the Company and Spartan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2025 and incorporated by reference herein).
10.3	Irrevocable Proxy and Power of Attorney (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2025 and incorporated by reference herein).
10.4	Placement Agent Agreement, effective March 17, 2025, by and between the Company and Spartan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2025 and incorporated by reference herein).
10.5	Consulting and Advisory Agreement, dated March 17, 2025, by and between the Company and Spartan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2025 and incorporated by reference herein).
10.6	March Offering Irrevocable Proxy and Power of Attorney (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2025 and incorporated by reference herein).
10.7	Form of March Offering Subscription Agreement (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2025 and incorporated by reference herein).
10.8	Form of March Offering Registration Rights Agreement (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2025 and incorporated by reference herein).
10.9	Warrant Agency Agreement, effective as of March 17, 2025, between the Company and Nevada Agency and Transfer Company (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2025 and incorporated by reference herein).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lipella Pharmaceuticals Inc.

Date: May 14, 2025	By:	/s/ Jonathan Kaufman
Jonathan Kaufman
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Douglas Johnston
Douglas Johnston
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)