Form 10-Q
period 2025-06-30
LIPELLA PHARMACEUTICALS INC.
filed 2025-08-14
CIK 1347242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LIPO	The Nasdaq Stock Market LLC*

*Trading of the registrant’s common stock on Nasdaq was suspended on June 20, 2025. The registrant’s common stock is currently quoted on the OTCID Market operated by OTC Markets Group Inc. under the symbol “LIPO”.

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

As of August 13, 2025, there were 4,620,837 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Lipella Pharmaceuticals Inc.

Form 10-Q

June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Lipella Pharmaceuticals Inc.

CONDENSED BALANCE SHEETS

	June 30, 2025
	(unaudited)	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$2,781,828	$2,184,863
Grants receivable	41,982	84,712
Prepaid expenses	613,437	347,676
Total Current Assets	3,437,246	2,617,252
Property and Equipment
Furniture, fixtures and equipment	140,294	140,294
Furniture, fixtures and equipment (Accumulated Depreciation)	(131,873)	(130,430)
Furniture and fixtures, net	8,420	9,864
Other Assets
Operating lease right of use asset	274,539	46,754
Total Assets	3,720,206	2,673,870
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	608,110	388,191
Accrued expenses	15,087	237,886
Operating lease liability	42,903	47,605
Payroll liability	80,798	80,735
Total Current Liabilities	746,898	754,417
Operating lease liability, net of current portion	231,636	—
Total Liabilities	978,534	754,417
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized;
Series B preferred stock, $0.0001 par value per share, 72,000 shares authorized; 1,260 shares issued and outstanding at June 30, 2025 and 25,975 shares issued and outstanding at December 31, 2024	$1	$3
Series C preferred stock, $0.0001 par value per share, 1,050,000 shares authorized; 153,442 shares issued and outstanding at June 30, 2025 and 303,041 shares issued and outstanding at December 31, 2024	15	30
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 4,467,395 shares issued and outstanding at June 30, 2025 and 1,208,919 shares issued and outstanding at December 31, 2024	446	121
Additional paid-in capital	20,715,326	17,259,406
Accumulated deficit	(17,974,116)	(15,340,107)
Total stockholders’ equity	2,741,672	1,919,453
Total liabilities and stockholders’ equity	$3,720,206	$2,673,870

The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Grant revenues	$86,727	$136,431	$216,117	$282,311
Total revenues	86,727	136,431	216,117	282,311

Cost and expenses
Research and development	791,581	661,558	1,785,056	1,504,158
General and administrative	651,721	427,062	1,115,457	947,988
Total costs and expenses	1,443,302	1,088,620	2,900,513	2,452,146
Loss from operations	(1,356,575)	(952,189)	(2,684,396)	(2,169,835)

Other income (expense)
Interest income, net	29,089	14,043	50,387	39,880
Total other income/(expense)	29,089	14,043	50,387	39,880
Loss before income taxes	(1,327,486)	(938,146)	(2,634,009)	(2,129,955)
Provision for income taxes	—	—	—	—
Net Loss	$(1,327,486)	$(938,146)	$(2,634,009)	$(2,129,955)

Loss per share of Common Stock
Basic	$(0.31)	$(0.99)	$(0.83)	$(2.29)
Dilutive	$(0.31)	$(0.99)	$(0.83)	$(2.29)

Weighted-average of shares of Common Stock outstanding:
Basic	4,305,243	950,669	3,187,235	931,092
Dilutive	4,305,243	950,669	3,187,235	931,092

The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balances, December 31, 2023	—	$—	—	$—	$756,745	75	13,468,215.85	(10,323,843)	3,144,448
Net loss	—	—	—	—	—	—	—	(1,191,809)	(1,191,809)
Share based compensation	—	—	—	—	—	—	208,639	—	208,639
Warrants converted to Common Stock	—	—	—	—	62,500	6	(6)	—	—
Issuance of Common Stock	—	—	—	—	36,227	4	199,996	—	200,000
Shares issued for services	—	—	—	—	24,510	2	199,998	—	200,000
Balances, March 31, 2024	—	—	—	—	879,981	87	14,076,843	(11,515,652)	2,561,278
Net loss	—	—	—	—	—		—	(938,146)	(938,146)
Share based compensation	—	—	—	—	—		80,666	—	80,666
Warrants exercised for shares of Common Stock	—	—	—	—	70,724	7	(7)	—	—
Balances, June 30, 2024	—	$—	—	$—	950,705	$95	$14,157,501	$(12,453,799)	$1,703,798

Balances, December 31, 2024	25,975	$3	303,041	$30	1,208,919	$121	$17,259,406	$(15,340,107)	$1,919,453
Net loss	—	—	—	—	—	—	—	(1,306,523)	(1,306,523)
Warrants exercised for Common Stock	—	—	—	—	64,702	6	(6)	—	—
Series B preferred stock converted to Common Stock	(25,975)	(3)	—	—	972,149	97	(94)	—	0
Series C preferred stock converted to Common Stock	—	—	(303,041)	(30)	303,041	30	—	—	—
Issuance of warrants to purchase Series B preferred stock	—	—	—	—	—	—	9,000		9,000
Issuance of preferred stock and warrants, net of issuance costs of $382,800	46,025	5	536,959	54	—	—	3,457,217	—	3,457,275
Balances, March 31, 2025	46,025	5	536,959	$53	2,548,811	$254	$20,725,522	$(16,646,630)	4,079,204
Net loss	—	—	—	—	—	—	—	(1,327,486)	(1,327,486)
Series B preferred stock converted to Common Stock	(44,765)	(4)	—	—	1,535,067	154	(149)	—	—
Series C preferred stock converted to Common Stock	—	—	(383,517)	(38)	383,517	38	—	—	—
Issuance costs							(10,047)		(10,047)
Balances, June 30, 2025	1,260	1	153,442	$15	4,467,395	$446	$20,715,326	$(17,974,116)	2,741,672

The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	The six months ended
	June 30,
	2025	2024
Cash flow from operating activities:
Net loss	$(2,634,009)	$(2,129,955)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,443	1,443
Shares issued for services	—	200,000
Non-cash stock option expense	—	289,305
Changes in operating assets and liabilities:
Operating right of use asset	(849)	252
Grants receivable	42,731	(3,046)
Prepaid expense	(265,761)	(755,732)
Accounts payable	219,920	40,345
Accrued expenses	(222,800)	49,719
Payroll liability	62	438
Net cash used in operating activities	(2,859,264)	(2,307,231)
Cash flow from investing activities:
Net cash used in investing activities	—	—
Cash flow from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,456,228	200,000
Net cash provided by financing activities	3,456,228	200,000
Net increase in cash, cash equivalents	596,965	(2,107,231)
Cash, and cash equivalents at beginning of period	2,184,863	3,293,738
Cash, and cash equivalents at end of period	$2,781,827	$1,186,507

Supplemental disclosure of cash flow information:
Interest Paid	$7,933	$6,234
Income taxes paid	—	—

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

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions, rules, and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with Securities and Exchange Commission (“SEC”) on March 28, 2025 (our “Annual Report”).

Note 2. Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs and will require significant additional capital to continue its research and development programs, including progressing clinical product candidates to commercialization and preparing for commercial-scale manufacturing and sales.

The Company’s net loss for the six months ended June 30, 2025 and fiscal year ended December 31, 2024 was $2,634,009 and $5,016,264, respectively. Since inception, the Company has incurred historical losses and has an accumulated deficit of $17,974,116 at June 30, 2025 and $15,340,107 at December 31, 2024, respectively. At June 30, 2025, the Company had available cash and cash equivalents of $2,781,828 and net working capital of $2,690,348. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to: research, development of product candidates, conducting preclinical studies and clinical trials, and administrative organization. These funds, and our funds available under existing government contracts, may not be sufficient to enable us to meet its obligations as they come due for a period of one year after the issuance date of these unaudited condensed financial statements.

If the Company is unable to obtain additional capital (which is not assured at this time), its long-term business plan may not be accomplished, and the Company may be forced to curtail or cease operations. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that may result from this uncertainty.

Note 3. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3, “Accounting Policies,” in the Annual Report. There have been no material changes to the significant accounting policies during the three-month period ended June 30, 2025, except for items mentioned below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these unaudited condensed financial statements. Actual results could differ from those estimates.

Adoption of New Accounting Pronouncements

During the three months ended June 30, 2025, no new accounting pronouncement was issued or became effective that had, or is expected to have, a material impact on these unaudited condensed financial statements.

Concentration of Credit Risk

The Company’s grant revenues and grant receivables are from the National Institute of Health (the “NIH”). The NIH is an agency of the United States Department of Health & Human Services, and the Company believes amounts are fully collectible from this agency. Contract revenues were $216,117 for the six months ended June 30, 2025, and $86,727 for the three months ended June 30, 2025.

Earnings Per Share

Basic net loss per share of common stock of the Company, par value $0.0001 per share (the “Common Stock”), is computed by dividing the net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share of Common Stock is computed giving effect to all dilutive Common Stock equivalents, consisting of stock options, preferred stock, and warrants. Diluted net loss per share of Common Stock for the three and six months ended June 30, 2025 and 2024 is the same as basic net loss per share, as the Common Stock equivalents were anti-dilutive due to the net loss.

At June 30, 2025 and 2024 the Common Stock equivalent shares were as follows:

	June 30,
	2025	2024
Shares of Common Stock issuable upon exercise of options	361,624	361,624
Shares of Common Stock issuable upon exercise of warrants	415,974	194,805
Shares of Common Stock issuable upon conversion of Series B preferred stock	53,096	—
Shares of Common Stock issuable upon conversion of Series C preferred stock	153,442	—
Shares of Common Stock issuable upon exercise of Warrants for Series B preferred stock and subsequent conversion to Common Stock	3,333,319	—
Common Stock equivalents excluded from diluted net loss per share	4,317,455	556,429

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

At June 30, 2025 and December 31, 2024, the Company’s financial instruments consist primarily of: cash and cash equivalents, accounts payable and accrued liabilities. For cash equivalents, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of June 30, 2025 and December 31, 2024 were considered representative of their fair values due to their short term to maturity.

The Company held no marketable securities at June 30, 2025 and December 31, 2024. For cash equivalents at June 30, 2025 and December 31, 2024, the fair value input levels are summarized below:

June 30, 2025	Level 1	Level 2	Level 3	Total
Cash Equivalents (maturity less than 90 days)
Commercial Paper	—	—	—	—
U.S. Government	—	—	—	—
Money market funds	2,628,237	—	—	2,628,237
Total Cash equivalents	2,628,237	—	—	2,628,237

Marketable Securities	—	—	—	—
Total Cash Equivalents and Marketable Securities	$2,628,237	—	—	$2,628,237

December 31, 2024	Level 1	Level 2	Level 3	Total
Cash Equivalents (maturity less than 90 days)
Commercial Paper	—	—	—	—
Corporate bonds	—	—	—	—
Money market funds	1,692,141	—	—	1,692,141
Total Cash equivalents	1,692,141	—	—	1,692,141

Marketable Securities	—	—	—	—
Total Cash equivalents and marketable securities	$1,692,141	—	—	$1,692,141

Note 5. Prepaid Expenses

At June 30, 2025, prepaid expenses were $613,437, and consisted primarily of prepaid insurance of $83,074, prepaid costs of issuance of $17,499, and an advance deposit with our clinical trial management partner of $384,907. The balance also included $127,597 in other prepaid expenses related primarily to professional services and annual subscriptions. At December 31, 2024, prepaid expenses consisted of $66,128 of prepaid operating expenses, $13,864 in pre-paid testing services related to our clinical trial, and $267,684 of deposits with a third party CRO for our current clinical trial.

Note 6. Accrued Expenses

At June 30, 2025, accrued expenses were $15,087, consisting of unbilled legal and franchise taxes. At December 31, 2024, accrued expenses consisted of $237,886 in accrued professional service expenses.

Note 7. Letter of Credit

The Company has a letter of credit with a bank for an aggregate available amount of $50,000 due upon demand. The letter of credit is collateralized by substantially all of the Company’s assets and personally guaranteed by Dr. Jonathan Kaufman, the Company’s Chief Executive Officer. The outstanding advances under the line of credit bear interest at the lending bank’s prime rate plus 3.10%. The outstanding balance was $0 at June 30, 2025 and December 31, 2024. The letter of credit has been paid in full since February 2023.

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

Our Products segment measurement of profit is the consolidated loss from operations and its measure of total assets is consolidated total assets. There was no difference in our consolidated balance sheet and our segment balance sheet. Our CODM uses loss from operations predominantly in the annual budget and forecasting process to monitor variances in budget versus actual results along with consolidated total assets to determine resource allocation. The following is a summary of the significant revenue and expense categories, and net (loss) provided to the CODM during the three months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
Segment Results	2025	2024	2025	2024
Revenue	$86,727	$136,431	$216,117	$282,311
General & Administrative Expense (G&A)
Salaries, Benefits, & Insurance	148,130	186,086	323,121	364,057
Outside Services	481,187	157,977	710,303	470,626
Stock option Expense	—	40,938	—	42,809
Facility and other overhead	2,404	42,061	82,034	70,496
Total G&A	651,721	427,062	1,115,457	947,988
Research & Development Expense (R&D)
Salaries, Benefits, & Insurance	260,105	224,497	659,538	449,397
Outside Services	418,727	279,618	905,061	529,383
Stock option Expense	—	39,728	—	246,496
Facility and other overhead	112,749	117,715	220,457	278,882
Total R&D	791,581	661,558	1,785,056	1,504,158
Total operating expenses	1,443,302	1,088,620	2,900,513	2,452,146
Loss from operations	(1,356,575)	(952,189)	(2,684,396)	(2,169,835)
Other income (expense)	29,089	14,043	50,3888	39,880
Segment loss from operations	(1,327,486)	(938,146)	(2,634,009)	(2,129,955)
Adjusting and reconciling items	—	—	—	—
Segment Loss from operations	$(1,327,486)	$(938,146)	$(2,634,009)	$(2,129,955)

Note 9. Stock Options

The Company has two stock incentive plans (the “Stock Option Plans”), each of which provides for the grant of both incentive stock options and nonqualified stock options. Under the terms of the Stock Option Plans, the maximum number of shares of Common Stock for which incentive and/or nonqualified options may be issued is 434,750 shares. This number is comprised of 134,750 options already issued and outstanding (non-expired) from the Lipella Pharmaceuticals Inc. 2008 Stock Incentive Plan, and 300,000 options as the maximum issuable under the Amended and Restated Lipella Pharmaceuticals Inc. 2020 Stock Incentive Plan. Incentive stock options are granted with an exercise price determined by the Board of Directors of the Company (the “Board”). Unless otherwise provided for in an associated board consent, vesting terminates once the optionee is no longer affiliated with the Company. These options generally expire 10 years from the date of the grant. Stock options are granted with an exercise price not less than the fair market value of the underlying Common Stock on the date of the grant. Unless otherwise specified by the Board, all grants vest fully over a three-year period, provided that the employee continues to be employed. Vesting terminates once the optionee is no longer an employee. If an employee leaves the Company prior to fully vesting their option awards, the remaining unvested portion is considered forfeited, and the earlier recognition of the unvested shares is reversed during the period of forfeiture. As of June 30, 2025, and December 31, 2024, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements granted to be recognized over the remaining vesting period of less than one year.

The Company recognized $0 and $80,665 of compensation costs related to stock option vesting for the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized $0 and $289,305, respectively, of compensation costs related to stock option vesting.

The following is an analysis of options to purchase shares of Common Stock issued and outstanding as of June 30, 2025 and December 31, 2024:

	Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Term (in Years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2023	306,624	$21.84	5.19	—
Granted	55,000	$6.16		—
Expired	—
Cancelled	—
Exercised	—
Outstanding as of December 31, 2024	361,624	$19.74	5.07	—
Granted	—	—	—	—
Expired	—	—	—	—
Cancelled	—	—	—	—
Exercised	—	—	—	—
Outstanding as of June 30, 2025	361,624	$19.74	4.59	—
Vested as of June 30, 2025	361,624
Exercisable as of June 30, 2025	361,624
Exercisable as of December 31, 2024	361,624	—	—	—

A summary of the status of the Company’s non-vested stock options (exercisable for shares of Common Stock on a one-to-one basis) as of, and changes during, the nine months ended June 30, 2025 and 2024, is presented below:

	Number of Stock Options	Weighted- Average Fair Value Grant Date
Nonvested at December 31, 2023	22,582	$5.74
Granted	55,000	4.40
Vested	(27,583)	5.96
Expired	—	—
Nonvested at June 30, 2024	49,999	$5.62

Nonvested at December 31, 2024	—	—
Granted	—	—
Vested	—	—
Expired	—	—
Nonvested at June 30, 2025	—	—

There were no stock options granted in the three and six months ended June 30, 2025. In the six months ended June 30, 2024, the Company granted options as described below.

Stock Option Grants - On March 15, 2024, the Company granted 55,000 stock options at a $6.16 strike price, vesting as follows: one third of such grant vested on April 1, 2024, one third of such grant vested on July 1, 2024, and one third of such grant vested on October 1, 2024.

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the three months ended June 30, 2025 and June 30, 2024 using the Black-Scholes option-pricing model are as follows:

Three months ended June 30,	2025	2024
Weighted-average fair value of options granted	$—	$4.40
Expected volatility	—	86.17%
Expected life (in years)	—	5.17
Risk-free interest rate (range)	—	4.33%
Expected dividend yield	$—	$—

Note 10. Preferred Stock

The Company’s Second Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), authorizes the issuance of 20,000,000 shares of preferred stock, par value $0.0001 per share. Below is a summary of the various series of preferred stock to date:

Series A: There were no shares of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), outstanding at June 30, 2025 or December 31, 2024. The Series A Preferred Stock was eliminated by the Company on April 11, 2024.

Series B: On December 20, 2024, the Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (the “Series B Certificate of Designation”), authorizing 144,000 shares of Series B Non-Coting Convertible Preferred Stock, par value $0.0001 per share, of the Company (the “Series B Preferred Stock”) and establishing the rights, preferences, privileges, qualifications, restrictions, and limitations of the Series B Preferred Stock, became effective upon the Company’s filing with the Secretary of State of the State of Delaware (the “Delaware Secretary of State”) of the Series B Certificate of Designation and a Certificate of Correction to the Series B Certificate of Designation on such date, which corrected the effective date of the Series B Certificate of Designation to December 20, 2024.

Pursuant to the Series B Certificate of Designation, each share of Series B Preferred Stock is convertible at any time into such number of shares of Common Stock obtained by the quotient of (i) the product of (x) such number of shares of Series B Preferred Stock being converted by such holder and (y) a stated value of $100 and (ii) the Minimum Price (as defined in Rule 5635(d)(1)(A) of The Nasdaq Stock Market LLC (“Nasdaq”) on the date of issuance of such shares of Series B Preferred Stock). Holders of shares of Series B Preferred Stock do not have any voting rights other than certain limited voting rights with respect to actions which may adversely affect the Series B Preferred Stock. A holder of shares of Series B Preferred Stock cannot convert such shares to the extent that such holder would own more than 4.99% (or at the election of such holder, 9.99%) of outstanding Common Stock immediately after such conversion. The Series B Preferred Stock ranks senior to the Common Stock and any class or series of capital stock created after the Series B Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. The Series B Certificate of Designation also contains certain standard adjustment provisions as are customarily included in similar derivative securities.

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

In the three months ended June 30, 2025, 44,765 shares of Series B Preferred Stock were converted to 1,535,067 shares of Common Stock. There were 1,260 and 25,975 shares of Series B Preferred Stock outstanding as of June 30, 2025 and December 31, 2024, respectively.

Series C: On December 23, 2024, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C Certificate of Designation”), with the Delaware Secretary of State, authorizing 1,050,000 shares of the Company’s Series C Voting Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the Series C Preferred Stock. Pursuant to the Series C Certificate of Designation, each share of Series C Preferred Stock is convertible into one share of Common Stock. A holder of shares of Series C Preferred Stock cannot convert such shares to the extent that such holder would own more than 4.99% (or at the election of such holder, 9.99%) of outstanding Common Stock immediately after such conversion. The Series C Preferred Stock ranks pari passu to all shares of Common Stock and junior to all other shares of capital stock of the Company authorized or designated before or after the date of designation of the Series C Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. The Series C Certificate of Designation also contains certain standard adjustment provisions as are customarily included in similar derivative securities.

On April 8, 2025, the Company filed a Certificate of Amendment to the Series C Certificate of Designation with the Delaware Secretary of State, to increase the number of designated shares of the Series C Preferred Stock from 1,050,000 shares to 1,260,000 shares.

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

In the three months ended June 30, 2025, 383,517 shares of Series C Preferred Stock were converted to 383,517 shares of Common Stock. There were 153,442 and 303,041 shares of Series C Preferred Stock outstanding as of June 30, 2025 and December 31, 2024, respectively.

Note 11. Common Stock

The Certificate of Incorporation authorizes the issuance of 200,000,000 shares of Common Stock. After giving effect to the reverse stock split which occurred on November 7, 2024, there were 4,467,395 shares of Common Stock outstanding as of June 30, 2025 and 1,208,919 shares of Common Stock outstanding as of December 31, 2024.

In the three months ended June 30, 2025, an aggregate of 1,535,067 shares of Common Stock were issued upon the conversion of 44,765 shares of Series B Preferred Stock and 383,517 shares of Common Stock were issued upon the conversion of an equivalent number of shares of Series C Preferred Stock.

Notice of Failure to Satisfy Nasdaq Shareholder Approval and Voting Rights Requirements

As previously disclosed, on May 12, 2025, the Company received a written notification (the “May Letter”) from the Nasdaq Listing Qualifications staff (the “Staff”) notifying the Company that the Staff determined that the Company failed to comply with Nasdaq’s shareholder approval and voting rights requirements in connection with certain securities issued in connection with the Offering and the Subsequent Offering (as defined below). The May Letter required that the Company should present its views to a Nasdaq hearing panel (the “Panel”) with respect to these matters to the Panel in writing no later than May 19, 2025. The Company submitted a response to the May Letter in accordance with the instructions. Subsequently, the Panel issued a letter dated June 17, 2025, notifying the Company that its Common Stock would be de-listed from the Nasdaq Capital Market on June 20, 2025. The Common Stock was suspended as of the open of trading on June 20, 2025. As of June 20, 2025, the Common Stock has been quoted on the OTCID Market operated by OTC Markets Group Inc. under its existing symbol “LIPO .”

Note 12. Warrants

In connection with the Offering and in accordance with the Spartan Agreements, the Company issued to the Placement Agent and its designee the following Placement Agent Warrants:

●	On December 23, 2024, a Placement Agent Warrant to purchase up to 85,421 shares of Common Stock.

●	On December 31, 2024, a Placement Agent Warrant to purchase up to 11,795 shares of Common Stock.

●	On February 25, 2025, a Placement Agent Warrant to purchase up to 115,833 shares of Common Stock.

●	On February 26, 2025, a Placement Agent Warrant to purchase up to 10,000 shares of Common Stock.

●	On March 5, 2025, a Placement Agent Warrant to purchase up to 28,924 shares of Common Stock.

●	On March 12, 2025, a Placement Agent Warrant to purchase up to 4,060 shares of Common Stock.

The Placement Agent Warrants were immediately exercisable at a price of $1.00 per share of Common Stock, or through a cashless exercise according to a formula where the number of shares received is reduced by the difference in the fair market value per share and the exercise price per share. The Placement Agent Warrants expire five years from issuance. In addition, pursuant to the Proxy, Spartan agreed to grant to Dr. Kaufman all voting power over and power of attorney with respect to all shares of Common Stock issuable upon exercise of the Placement Agent Warrants. The Placement Agent Warrants qualified for equity accounting treatment, as they do not have any continuing or performance obligations, they are not linked to debt instruments, and do not require net cash settlement.

On January 23, 2025, 97,216 Placement Agent Warrants were exercised for 64,702 shares of Common Stock on a cashless exercise basis.

The Company had no warrant liabilities at June 30, 2025 and December 31, 2024.

On March 17, 2025, the Company issued warrants (the “Series B Warrants”) to purchase up to 72,000 shares of Series B Preferred Stock at a price per Series B Warrant equal to $0.125 in order to comply with applicable Nasdaq rules, with each Series B Warrant exercisable for shares of Series B Preferred Stock at $100 per share. The shares of Series B Preferred Stock issuable upon exercise of the Series B Warrants are convertible into shares of Common Stock at a conversion price equal to $2.16 per share, which was the Minimum Price of the Common Stock immediately prior to the execution of the subscription agreements for the purchase and sale of such warrants (the “Subsequent Offering”). There were 72,000 Series B Warrants outstanding as of June 30, 2025.

Note 13. Commitment and Contingencies

Operating Leases

Operating leases are recorded as right of use (“ROU”) assets and lease liabilities on our balance sheet. ROU assets represent our right to use the leased assets for the lease term, and lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives.

The Company entered into a lease agreement beginning July 1, 2020, for the Company’s principal headquarters on the fifth floor of 7800 Susquehanna Street, Pittsburgh, Pennsylvania, which includes office space and sterile manufacturing operations (the “Lease”). The Lease has a five-year term and includes an option for renewal. The Company renewed the Lease at the end of its existing term on June 30, 2025. The renewal is for five years, beginning July 1, 2025. On July 26, 2023, the Company entered a second lease for additional space on the fourth floor of the same building (the “Fourth Floor Lease”), commencing August 1, 2023 and co-terminating with the existing Lease on September 30, 2025. Subsequently effective January 1, 2024, the Company terminated the Fourth Floor Lease early at no penalty upon mutual agreement with the landlord and replaced it with a lease of additional space that had become available immediately adjacent to our existing offices (the “Suite 504 Lease”, and together with the Lease, “the Leases”). The Suite 504 Lease term co-terminates with the Lease.

On March 20, 2025, we notified Bridgeway Development Corporation  of our intent to renew our Leases for our headquarters at the end of their existing term on June 30, 2025. The renewal will be for five years beginning July 1, 2025, as per the terms of our existing lease agreements. Future minimum rent payments under the Leases as of June 30, 2025 are as follows:

Year ending December 31,
2025	$30,087
2026	61,435
2027	63,957
2028	66,478
2029	68,999
2030	35,130
Total minimum lease payments	326,087
Less: amount representing interest	(51,548)
Present value of minimum lease payments	$274,539

The Leases are accounted for as a ROU asset and liability. As of June 30, 2025, the Company had an ROU asset of $274,539 and current and non-current operating lease liabilities of $42,903 and $231,636, respectively. As of December 31, 2024, the Company had an ROU asset of $46,754 and current and non-current operating lease liabilities of $47,605 and $0, respectively.

The lease expense for the three months ended June 30, 2025 and June 30, 2024 was $23,834 and $23,834, respectively. Cash paid for the amounts included in the measurement of lease liabilities for the three months ended June 30, 2025 and 2024 was $24,259 and $23,797, respectively.

The lease expense for the six months ended June 30, 2025 and June 30, 2024 was $47,668 and $47,845, respectively. Cash paid for the amounts included in the measurement of lease liabilities for the six months ended June 30, 2025 and 2024 was $48,519 and $47,594, respectively. The payments are included in the operating activities in the accompanying statement of cash flows. The discount rates used for our ROU leases range from 6.25% to 7.25%.

Contract Commitments

The Company enters into contracts in the normal course of business with contract research organizations (“CROs”), contract manufacturing organizations, universities, and other third parties for preclinical research studies, clinical trials, and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon prior written notice, although purchase orders for clinical materials are generally non-cancellable. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation or upon the completion of a manufacturing run.

Note 14. Income Taxes

The provision for income taxes for the six months ended June 30, 2025 and 2024 was $0, resulting in an effective income tax rate of 0% for each period. The Company’s effective tax rate for the three months ended June 30, 2025 and 2024 was primarily due to the full valuation allowance against the Company’s net deferred tax assets.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be utilized. Because of our cumulative losses, substantially all of our deferred tax assets have been fully offset by a valuation allowance as of June 30, 2025, and December 31, 2024. We have not paid income taxes for the year ended December 31, 2024. The income tax provision attributable to loss before income tax benefit for the three months ended June 30, 2025 differed from the amounts computed by applying the U.S. federal statutory rate of 21% as a result of the following:

Statutory federal income tax rate	21.00%
State taxes, net of federal benefit	6.31%
Change in valuation allowance	(27.31%)
Effective tax rate	0.00%

The Company’s 2020 through 2024 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes and the Commonwealth of Pennsylvania for state tax purposes.

Note 15. Subsequent Events

Subsequent events have been evaluated through the date on which these unaudited condensed financial statements were issued, and no material events were identified, except as disclosed below.

On August 12, 2025, 153,442 shares of Series C Preferred Stock were converted to 153,442 shares of Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2025 should be read together with our unaudited condensed financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (this “Form 10-Q”), as well as the audited financial statements, the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 contained in our Annual Report on Form 10-K for the year ended December 31, 2024, that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2025 (our “Annual Report”), and all risk factors disclosed herein and therein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	the success of our current or planned clinical trials through all phases of clinical development, including our ability to conduct and complete clinical trials in accordance with projected timelines, our ability to achieve the desired results, and our ability to successfully complete requisite regulatory review and approval processes;
●	our ability to obtain the necessary financing to continue to conduct our business operations as planned, and to conduct our ongoing and planned trials, and continue and complete the planned development and commercialization of our product candidates;
●	our ability to grow and manage growth economically;
●	our ability to retain key executives and medical and science personnel;
●	the possibility that our products in development succeed in or fail clinical trials or are not approved by the U.S. Food and Drug Administration or other applicable authorities;
●	the possibility that we could be forced to delay, reduce or eliminate our planned clinical trials or development programs;
●	our ability to obtain approval from regulatory agents in different jurisdictions for our current or future product candidates;
●	changes in applicable laws or regulations;
●	changes to our relationships within the pharmaceutical ecosystem;
●	the performance of third-party suppliers and manufacturers and our ability to find additional suppliers and manufacturers and obtain alternative sources of raw materials;
●	our current and future capital requirements to support our development and commercialization efforts and our ability to satisfy our capital needs;
●	our ability to access capital on acceptable terms in a rising interest rate and tighter credit environment;
●	expectations regarding our ability to continue as a going concern;
●	the accuracy of our estimates regarding expenses and capital requirements, including estimated costs of our clinical studies;
●	our history of operating losses in each year since inception and expectation that we will continue to incur operating losses for the foreseeable future;
●	changes in the markets that we target;
●	our ability to maintain or protect the validity of our patents and other intellectual property;
●	our exposure to any liability, protracted and costly litigation or reputational damage relating to data security;
●	the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements;
●	any disruption to our business that may occur on a longer-term basis should we be unable to remediate the material weaknesses we have identified in our internal controls;
●	our ability to relist our common stock, par value $0.0001 per share (the “Common Stock”), on a national securities exchange; and
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in such forward-looking statements. Please see “Part II-Item 1A-Risk Factors” for additional risks which could adversely impact our business and financial performance.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q or the date of the document incorporated by reference into this Form 10-Q. We have no obligation, and expressly disclaims any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

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

Consistent with our strategy, we are currently addressing two indications via development of our product candidates, which we have designated as LP-10 for the indication of hemorrhagic cystitis (“HC”) and LP-310 for the indication of oral lichen planus (“OLP”). HC is chronic, uncontrolled urinary blood loss that results from certain chemotherapies (such as alkylating agents) or pelvic radiation therapy (also called “radiation cystitis”). Many radiation cystitis patients experience severe morbidity (and in some cases, mortality), and currently, there is no therapy for their condition approved by the U.S. Food and Drug Administration (“FDA”), or, to our knowledge, any other regulatory body.

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

LP-310 is the development name of our oral, liposomal formulation of tacrolimus (the same approved generic active agent in LP-10) specifically optimized for local delivery to oral mucosa. We believe that our approach of using metastable liposomal tacrolimus as a treatment for OLP is novel. To date, upon review of relevant FDA public data resources on approved drugs and biologics, we are not aware of any other liposomal products developed to treat such disease. In the fourth quarter of 2024, we announced the completion of dosing for the first cohort in a multi-center Phase 2a clinical trial of LP-310. No product-related serious adverse events were reported. Pharmacokinetic data demonstrated that whole blood tacrolimus levels in all patients were either undetectable or minimal, highlighting LP-310’s potential to deliver localized therapeutic effects while minimizing systemic exposure. Additionally, all patients tolerated LP-310 without significant adverse reactions. The trial is expected to be completed in the third quarter of 2025. The top line data from the first two dose cohorts of this trial was presented at the 2025 American Association of Oral Medicine and European Association of Oral Medicine Joint Meeting that was held in Las Vegas, NV on May 15, 2025.

In a third program, we are developing an oral, liposomal formulation of tacrolimus, LP-410, for the treatment of oral graft-versus-host disease (“GVHD”). LP-410 is an oral rinse, similar to LP-310, but will have a different containment system. Hematopoietic cell transplantation (“HCT”) is used to treat a wide range of malignancies, hematologic and immune deficiency states, and autoimmune diseases. GVHD is a clinical syndrome where donor-derived immunocompetent T-cells react against patient tissues directly or through exaggerated inflammatory responses following HCT. Oral GVHD is a rare and serious disease, with a prevalence of approximately 30,000 patients in the US annually in 2023 (Bachier et al., 2019; Bachier et al., 2021, Orphanet 2023). GVHD remains a major cause of morbidity and mortality for patients who undergo HCT treatment, with chronic GVHD being the leading cause of non-malignant fatality for such patients who receive such HCT treatment. Topical and local management of symptomatic oral GVHD can reduce oral symptoms that can interfere with oral function and quality of life and can reduce the need for more intensive immunosuppressive systemic therapies. However, there is currently no FDA approved local drug treatment of oral GVHD (Martini et al., 2022). We developed LP-410 for the topical delivery directly to the mouth surface, targeting the underlying mechanisms of oral GVHD, potentially providing a safe and effective treatment option for affected individuals. On November 11, 2023, we received “orphan drug” designation from the FDA for LP-410 for oral GVHD. We received investigational new drug approval from the FDA for LP-410’s treatment of oral GVHD on March 5, 2024.

In a fourth program, we are also developing an intravesical formulation of immunoglobulins including checkpoint inhibitors, referred to as LP-50, for the treatment of non-muscle invasive bladder cancer, offering the potential for increasing efficacy while minimizing systemic toxicity. Additional information regarding this preclinical program is included in the International Journal of Molecular Sciences 2024, 25(9), 4945, titled “Enhancing Therapeutic Efficacy and Safety of Immune Checkpoint Inhibition for Bladder Cancer: A Comparative Analysis of Injectable vs. Intravesical Administration,” as well as in US patent publication number 2024/0115503 titled “Intravesical Delivery of Hydrophilic Therapeutic Agents Using Liposomes.”

Our Platform includes proprietary drug delivery technologies optimized for use with epithelial tissues that coat lumenal surfaces, such as the colon, the various tissues lining the mouth and esophagus, and the tissues lining the bladder and urethra. We have two issued patents in the United States that should exclude competitors from making, selling or using our LP-10 and LP-310 formulations in the United States until July 11, 2035. We also have issued patents in Australia, Canada, and Europe that do not expire until October 22, 2034. Corresponding patent applications are pending in the United States Patent Offices. We also have a pending United States patent application on an improvement to the technology. In some jurisdictions, such as the US, Europe, Canada, and some Asian countries, such patents may be extendable for regulatory delay. Market data exclusivity may also be available for the approved products.

Since our inception in 2005, we have focused primarily on business planning, progressing our lead product candidates, including progressing LP-10 through clinical development, raising capital, organizing and staffing our Company.

Dr. Jonathan Kaufman, our Chief Executive Officer, and Dr. Michael Chancellor, our Chief Medical Officer, co-founded the Company in 2005. On December 22, 2022, we completed our initial public offering, receiving approximately $5.0 million in aggregate net proceeds. Our principal executive offices are located at 7800 Susquehanna Street, Suite 505, Pittsburgh, PA 15208 and include our Facility. Our telephone number is (412) 894-1853. We maintain an Internet website at www.lipella.com. The information contained on our website is not incorporated by reference into this Form 10-Q.

Recent Developments

ATM Offering

On April 4, 2025, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”) to sell shares of Common Stock having an aggregate offering price of up to $2,641,881, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent (the “ATM Offering”). As of the date of this Form 10-Q, no shares of Common Stock have been sold in connection with the ATM Offering. Due to the delisting from Nasdaq, the Company does not intend to utilize the ATM Offering.

Amendment to Certificate of Designation

On April 8, 2025, we filed a Certificate of Amendment (the “Series C Certificate of Amendment”) to the Certificate of Designation of Preferences, Rights and Limitations of Series C Voting Convertible Preferred Stock (the “Series C Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series C Certificate of Amendment amended the Series C Certificate of Designation to increase the number of designated shares of our Series C Voting Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), from 1,050,000 shares to 1,260,000 shares.

Nasdaq Notification

As previously disclosed, on May 12, 2025, we received a written notification (the “May Letter”) from the Listing Qualifications Department (the “Staff”) notifying us that the Staff determined that we failed to comply with Nasdaq’s shareholder approval and voting rights requirements in connection with our issuances of shares of our Series C Preferred Stock and warrants (the “Series B Warrants”) to purchase shares of Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), as partial compensation to Spartan Capital Securities, LLC (“Spartan”) for placement agent and related consulting and advisory services received in connection with our private placement transactions conducted between December 2024 and March 2025. The May Letter provided that we should present its views to the Nasdaq Hearings Panel (the “Panel”) with respect to these matters to the Panel in writing no later than May 19, 2025, which response the Company submitted to the Nasdaq Panel.

On June 20, 2025, we received a letter (the “June Letter”) from the Panel indicating that the Panel had determined to delist the Common Stock from the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5100, which permits Nasdaq to use its discretionary authority for public interest concerns, due to the Company’s non-compliance with (i) Nasdaq Listing Rule 5635(d), which requires prior shareholder approval for the issuance, other than in a public offering, of 20% or more of a company’s outstanding shares at a per share price less than the Minimum Price (as defined in such rule), and (ii) Nasdaq Listing Rule 5640, which prohibits voting rights of existing shareholders from being disparately reduced or restricted. The June Letter cited our issuances of shares of our Series C Preferred Stock and the Series B Warrants as the reason for such non-compliance and Nasdaq’s determination.

The Common Stock was suspended as of the open of trading on June 20, 2025. As of June 20, 2025, the Common Stock has been quoted on the OTCID Market operated by OTC Markets Group Inc. under its existing symbol “LIPO.”

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended
	June 30,		Increase
	2025	2024	(Decrease)
(in thousands)
Revenue	$87	136	$(49)
Operating expenses:
R&D	792	662	130
General and administrative	652	427	225
Total operating expenses	1,443	1,089	354
Loss from operations	(1,357)	(952)	(405)
Other income	29	14	15
Net loss	$(1,327)	$(938)	$(389)

Grants and Other Revenue

We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for several years. For the three months ended June 30, 2025 and 2024, we recognized revenue from a grant awarded by the National Institutes of Health (“NIH”) in September of 2022 (the “2022 NIH Grant”), which was an award of an aggregate of $673,000. NIH approved an additional year of funding under the 2022 NIH Grant in June 2023, increasing the total funding provided under the 2022 NIH Grant to $1,353,000.

We recognize revenue from grants when the related costs are incurred and the right to payment is realized. For the three months ended June 30, 2025, we recognized $86,727 of revenue in connection with the 2022 NIH Grant, compared with $136,431 of revenue in the three months ended June 30, 2024. The decrease in grant revenue was due to the fact that the funds awarded under the grant were fully depleted during the quarter ended June 30, 2025.

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

R&D expenses increased by approximately $130,000, to $791,581, for the three months ended June 30, 2025, as compared to $661,558 for the three months ended June 30, 2024. The increase in R&D expenses was primarily attributable to an increase in outside services of approximately $139,000 for our current clinical trial for LP-310. Indirect costs related to operational overhead and employee benefits increased $30,000, while stock option expense decreased $39,000.

General and Administrative Expenses

General and administrative expenses consist primarily of management and overhead expenses, such as rent and utilities, software and regulatory compliance costs, business consultants and other related costs. General and administrative expenses also include board of directors’ expenses, stock based compensation costs, and professional fees for legal, patent, consulting, accounting, auditing and tax services, and insurance costs.

General and administrative expenses were $651,721 for the three months ending June 30, 2025, compared to $427,062 for the three months ended June 30, 2024, an increase of approximately $225,000. The increase was primarily due to professional and outside services costs which were higher by $323,000, including in legal, accounting, and investor relations. This was offset by decreases in employee costs of $38,000, stock option expense of $41,000, and facility and overhead costs of $20,000.

Net Other Income (Expense)

Net other income for the three months ended June 30, 2025 was $29,089, as compared to $14,043 for the three months ended June 30, 2024. There was an approximately $15,000 increase in interest income on the Company’s short-term investment portfolio, due to a higher investment balance during the period.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	For the six months ended
	June 30,		Increase
	2025	2024	(Decrease)
(in thousands)
Revenue	$216	282	$(66)
Operating expenses:
R&D	1,785	1,504	281
General and administrative	1,115	948	167
Total operating expenses	2,901	2,452	449
Loss from operations	(2,684)	(2,170)	(514)
Other income	50	40	10
Net loss	$(2,634)	$(2,130)	$(504)

Grants and Other Revenue

For the six months ended June 30, 2025, we recognized $216,117 of revenue in connection with the 2022 NIH Grant, compared with $282,311 of revenue in the six months ended June 30, 2024. The decrease in grant revenue was due to the fact that the funds awarded under the grant were fully depleted during the quarter ended June 30, 2025.

Operating Expenses

Research and Development Expenses

The following table summarizes our R&D expenses by program for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended
	June 30,		Increase
(rounded to the nearest thousand)	2025	2024	(Decrease)

Direct R&D expenses for the LP-10 & LP-310 product candidates:
Employee-related costs	$515,000	$174,000	$341,000
Employee stock option expense	-	96,000	(96,000)
Outsourced R&D	719,000	397,000	322,000
Facility-related costs	178,000	117,000	61,000
Platform development, early-stage research and unallocated expenses:
Employee-related costs	144,000	276,000	(132,000)
Employee stock option expense	-	150,000	(150,000)
Outsourced R&D	186,000	132,000	54,000
Facility-related costs	43,000	162,000	(119,000)
Total research and development expenses	$1,785,000	$1,504,000	$281,000

R&D expenses increased by approximately $281,000, to $1,785,056 for the six months ended June 30, 2025, as compared to $1,504,158 for the six months ended June 30, 2024. The increase in R&D expenses was primarily attributable to an increase in outside services of approximately $376,000, primarily for our current clinical trial for LP-310, and salaries and benefits of $209,000. Indirect costs related to operational overhead and facilities decreased $58,000, while stock option expense decreased $247,000.

General and Administrative Expenses

General and administrative expenses were $1,115,457 for the six months ended June 30, 2025, compared to $947,988 for the six months ended June 30, 2024, an increase of approximately $167,000. The increase was primarily due to professional and outside services costs which were higher by approximately $240,000, including in legal, accounting, and investor relations. This was offset by decreases in employee costs of approximately $41,000 and stock option expense of $43,000, while facility and overhead costs increased by approximately $11,000.

Net Other Income (Expense)

Net other income for the six months ended June 30, 2025 was $50,387, as compared to $39,880 for the six months ended June 30, 2024. There was an approximately $10,000 increase in interest income on our short-term investment portfolio, due to a higher investment balance during the period.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. Cash and cash equivalents totaled $3,437,246 as of June 30, 2025. We consider all highly liquid investments that mature in 90 days or less when purchased to be cash equivalents.

We have incurred operating losses and experienced negative operating cash flows for the three months ended June 30, 2025 and the year ended December 31, 2024, and we anticipate that we will continue to incur losses for the foreseeable future. Our net loss totaled $1,327,486 and $938,146 for the three months ended June 30, 2025 and 2024, respectively. We incurred net losses for the six months ended June 30, 2025 and 2024 of $2,634,009 and $2,129,955, respectively, and $5,016,264 for the year ended December 31, 2024.

Historically, we have financed our operations through a combination of grant revenue and equity financing, however, our goals for the foreseeable future will likely require significant equity financing. Our ability to achieve significant profitability depends on our ability to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, LP-10, LP-310 and/or our other product candidates, which may not occur for several years, if ever. The net losses we incur may fluctuate significantly from quarter to quarter.

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	For the six months ended June 30,
Dollars in thousands	2025	2024

Net cash (used) provided in operating activities	$(2,859)	(2,307)
Net cash (used) provided by investing activities	—	—
Net cash provided in financing activities	3,456	200
Net increase (decrease) in cash and cash equivalents	$597	(2,107)

Net Cash (Used) Provided in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $2,859,264. This comprised a net loss for the period of approximately $2,634,000 and increased prepaid expenses (primarily insurance policies and clinical trial operations services) of approximately $266,000. Cash increased as a result of a decrease in our grants receivable asset of approximately $43,000, which was offset by a decrease of approximately $2,000 from other operating assets and liabilities and depreciation.

Net cash used in operating activities for the six months ended June 30, 2024 was $2,307,231. This comprised a net loss for the period of approximately $2,130,000, and increased prepaid expenses (primarily insurance policies, outside services, and clinical trial operations services) of $758,000, offset by increased operating liabilities of $90,000. In addition, noncash adjustments reduced the net loss by approximately $289,000 in stock option expense and $200,000 in shares of Common Stock issued for services.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $3,456,228. This reflects net proceeds from the issuance of preferred stock and warrants in connection with a private placement transaction. Net cash provided by financing activities for the six months ended June 30, 2024 was $200,000, received for the issuance of Common Stock.

There were no cash flows related to investing activities.

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

Going Concern

Our unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. We have generated losses from operations since inception. We expect operating losses to continue in the foreseeable future because of additional costs and expenses related to research and development activities, plans to expand our product portfolio, and increasing our market share. Our ability to transition attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. The timing and amount of our actual expenditure will be based on many factors, including cash flows from operations and the anticipated growth of our business.

Our management may raise additional funds through the issuance of equity securities or debt. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our existing stockholders. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back, discontinue the development of our product candidates or cease operations. These factors raise substantial doubt about the our ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have during the three months ended June 30, 2025, or the year ended December 31, 2024, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission (“SEC”) rules.

Contractual Obligations

We did not have during the six months ended June 30, 2025 or the year ended December 31, 2024, and we do not currently have, any material contractual obligations, such as license agreements or similar arrangements, other than as described below and in the financial notes to our unaudited condensed financial statements included in this Form 10-Q and in our Annual Report.

Employment Agreements

We are party to employment agreements with each of Drs. Kaufman and Chancellor and Mr. Johnston, executive officers of the Company, the material terms of each of which are described in the section entitled “Executive Compensation - Executive Employment Agreements” of our Annual Report.

Lease Agreement

We are party to a lease agreement, dated June 1, 2019, with Bridgeway Development Corporation, as amended, for the lease of 2,690 square feet of office and lab and manufacturing space in Pittsburgh, Pennsylvania, commencing on July 1, 2020 (the “Lease”). On March 20, 2025, we notified Bridgeway Development Corporation of our intent to renew the Lease at the end of its existing term, June 30, 2025, for an additional five year term beginning July 1, 2025.. The annual base rent under the Lease is approximately $67,000. On July 26, 2023, the Company entered into a second lease for additional space in the same building (the “Additional Lease”), commencing August 1, 2023 and co-terminating with the Lease on June 30, 2025. Annual rent under the Additional Lease was approximately $28,000. As space became available in the immediate proximity to our existing offices at the beginning of 2024, we terminated the Additional Lease upon mutual agreement with the landlord and replaced it with a lease for Suite 504 (the “Suite 504 Lease”, and together, the “Leases”). The Suite 504 Lease became effective January 1, 2024, and the term co-terminates with the Lease. The annual base rent for the current year for the Suite 504 Lease is approximately $29,000. The Leases were renewed for an additional five year term, commencing July 1, 2025. See Note 13 of the notes to our unaudited condensed financial statements included in this Form 10-Q for more details.

Service Agreements

We enter into service agreements in the normal course of business with CROs and for clinical trials, preclinical research studies and testing, manufacturing, and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement cannot be reasonably estimated. The expense we incurred pursuant to these agreements for the six months ended June 30, 2025 was approximately $819,000, which was an increase of approximately $398,000 from the approximately $421,000 of expense incurred for the six months ended June 30, 2024. The spending was primarily attributable to expenses relating to our ongoing research and development work, and costs related to our clinical trials for LP-310.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis is based on our unaudited condensed financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles. The preparation of these unaudited condensed financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates.

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

We determine the fair value of restricted stock awards granted based on the fair value of our Common Stock. We have historically determined the fair value of the underlying Common Stock based on input from management and the board of directors and our enterprise value determined utilizing various methods, including the “back-solve” method. The total enterprise value, determined from the back-solve method, is historically then allocated to the various outstanding equity instruments, including the underlying Common Stock, utilizing the option pricing method (“OPM”) or a hybrid of the probability-weighted expected return method (“PWERM”) and the OPM.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. As the public market for our Common Stock has been limited and prior our initial public offering on December 22, 2022 (the “IPO”) there was no such public market, we have historically determined the volatility for awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted-average of the historical volatility measures of this group of guideline companies along with our own. We expect to continue estimating expected volatility based on the group of guideline companies until we have adequate historical data regarding the volatility of our own traded stock price. The expected term of our stock options granted to employees and non-employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. We have not paid, and do not anticipate paying, dividends on our Common Stock; therefore, the expected dividend yield is assumed to be zero.

As there was no public market for our Common Stock prior to the IPO, the estimated fair value of our Common Stock prior to our IPO had been approved by our board of directors, with input from management, as of the date of each award grant, considering our most recently available independent third-party valuations of our Common Stock and any additional objective and subjective factors that we believed were relevant and which may have changed from the date of the most recent valuation through the date of each award grant. We estimated the value of our equity using the market approach and a precedent transaction method which “back-solves” the equity value that yielded a specific value for our Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). We allocated the equity value to our Common Stock and shares of our Series A Preferred Stock using either an OPM or a hybrid method, which is a hybrid between the OPM and the PWERM. The hybrid method we utilized estimated the probability-weighted value across multiple scenarios but used the OPM to estimate the allocation of value within at least one of the scenarios. In addition to the OPM, the hybrid method considered the IPO scenario in which the shares of our Series A Preferred Stock converted to Common Stock. The future value of the Common Stock in the IPO scenario was discounted back to the valuation date at an appropriate risk adjusted discount rate. In the hybrid method, the present value indicated for each scenario was probability weighted to arrive at an indication of value for our Common Stock.

In addition to considering the results of the valuations, management considered various objective and subjective factors to determine the fair value of our Common Stock as of each grant date, which may be a date later than the most recent third-party valuation date, including:

●	the progress of our R&D efforts, including the status of preclinical studies;
●	the lack of liquidity of our equity as a private company;
●	our stage of development and business strategy and the material risks related to our business and industry;
●	the achievement of enterprise milestones;
●	the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;
●	any external market conditions affecting the biotechnology industry and trends within the biotechnology industry;
●	the likelihood of achieving a liquidity event for the holders of our Series A Preferred Stock and Common Stock, such as an IPO, or a sale of the Company, given prevailing market conditions; and
●	the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.

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

With respect to stock options granted during the six months ended June 30, 2025 and 2024, the following table sets forth by grant date the (i) number of shares of our Common Stock issuable upon exercise of such stock options, (ii) per share exercise price of such options and (iii) estimated fair value per share of our Common Stock on each such date. All amounts have been adjusted to reflect the reverse stock split that occurred on November 7, 2024. We did not grant any shares of restricted stock during this period.

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

●	the last day of the fiscal year on which we have $1.235 billion or more in annual revenue;
●	the date on which we become a “large accelerated filer” (i.e., as of our fiscal year end, the total market value of our common equity securities held by non-affiliates is $700 million or more as of June 30);
●	the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period; or
●	the last day of our fiscal year following the fifth anniversary of the date of the completion of the IPO (December 31, 2027).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to litigation, claims and other legal proceedings arising in the ordinary course of our business. We are not presently a party to any such litigation, claims or legal proceedings that, in the opinion of our management, individually or if taken together, would have a material adverse effect on our business or financial condition. Regardless of outcome, litigation can have an adverse impact on us.

Item 1A. Risk Factors.

Our business is subject to substantial risks and uncertainties. An investment in our securities involves a high degree of risk. The information presented below supplements the risk factors previously disclosed in “Part I, Item 1A. Risk Factors,” in our Annual Report. In addition to the other information set forth in this report and in our other SEC filings from time to time, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report, as supplemented by the information below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report, as supplemented by the information below, may not be the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

We may never be able to satisfy the listing requirements for our Common Stock to be listed on a national securities exchange, which may cause the trading of our Common Stock to suffer, cause the trading market for our Common Stock to be less liquid and subject our Common Stock price to increased volatility.

In June 2025, our Common Stock was suspended from the Nasdaq Capital Market. Since such time, our Common Stock has traded on the OTC Markets. We may not ever be able to satisfy the listing requirements for our Common Stock to be relisted on a national securities exchange, which is often a more widely traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Common Stock may not be sufficiently widely held; we may not be able to secure market makers for our Common Stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our Common Stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our Common Stock is otherwise rejected for listing, the trading price of our Common Stock could suffer, the trading market for our Common Stock may be less liquid and our Common Stock price may be subject to increased volatility.

The designation of our Common Stock as a “penny stock” limits the liquidity of our Common Stock.

Our Common Stock is deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act). Generally, “penny stock” is common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers and investors choose not to participate in penny stock transactions, which may result in further liquidity constraints and declines in the trading price of our Common Stock. Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our Common Stock in the future and stockholders are likely to have difficulty selling their shares of our Common Stock.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. These FINRA requirements make it more difficult for broker-dealers to recommend that at least some of their customers buy our Common Stock, which may limit the ability of our stockholders to buy and sell our Common Stock and could have an adverse effect on the market for our Common Stock.

The issuance of Common Stock upon conversion of our Series B Preferred Stock and Series C Preferred Stock will cause immediate dilution to existing shareholders and could cause our stock price to decline.

As of August 13, 2025, we had outstanding 1,260 shares of our Series B Preferred Stock, convertible into 53,096 shares of Common Stock, and 153,442 shares of our Series C Preferred Stock, convertible into 153,442 shares of Common Stock. In addition, as of August 13, 2025, we had outstanding Series B Warrants to purchase up to 72,000 shares of Series B Preferred Stock. The shares of Series B Preferred Stock issuable upon exercise of the Series B Warrants are convertible into 3,333,319 shares of Common Stock at a conversion price of $2.16. If any of the Series B Warrants are exercised, additional shares of Series C Preferred Stock will be issued to Spartan as per the terms of the Spartan Agreements.

Each holder of the outstanding shares of Series B Preferred Stock may, at its option, convert its shares of Series B Preferred Stock into that number of shares of Common Stock equal to the stated value of such share of Series B Preferred Stock, $100 per share, divided by the conversion price. The conversion prices of the outstanding shares of Series B Preferred Stock range from $2.18 to $3.00. Each holder of the outstanding shares of Series C Preferred Stock may, at its option, convert its shares of Series C Preferred Stock into that number of shares of Common Stock equal to the stated value of such share of Series C Preferred Stock, $1.00 per share, divided by the conversion price, $1.00 per share.

The issuance of Common Stock upon conversion of the outstanding shares Series B Preferred Stock and Series C Preferred Stock and additional shares, if any, issued in connection with the exercise of the Series B Warrants, will result in immediate dilution to the existing holders of our Common Stock.

In addition, the availability of shares of Common Stock upon conversion of the Series B Preferred Stock and Series C Preferred Stock for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our Common Stock. We cannot predict the size of future issuances of our Common Stock upon the conversion of our Series B Preferred Stock and Series C Preferred Stock, or the effect, if any, that future issuances and sales of shares of our Common Stock may have on the market price of our Common Stock. Sales or distributions of substantial amounts of our Common Stock upon the conversion of our Series B Preferred Stock and Series C Preferred Stock, or the perception that such sales could occur, may cause the market price of our Common Stock to decline.

The rights of holders of our Series B Preferred Stock rank senior to the rights of the holders of our Common Stock.

The rights of the holders of shares of our Series B Preferred Stock, including the shares of Series B Preferred Stock issued upon the exercise of any of the Series B Warrants, while such shares remain outstanding, rank senior to the rights of the holders of shares of our Common Stock as to dividends and payments upon liquidation, dissolution or winding up of our affairs. Upon liquidation, dissolution or winding up of our affairs and certain fundamental transactions, a holder of the Series B Preferred Stock will be entitled to receive, before any distribution or payment may be made with respect to the holders of our Common Stock, an amount equal to the greater of (i) the aggregate stated value of the holder’s Series B Preferred Stock and (ii) the amount the holder would be entitled to receive if the shares of Series B Preferred Stock held by such holder were fully converted to Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit
Number	Description
3.1	Certificate of Amendment of Certificate of Designation of Preferences, Rights and Limitations of Series C Voting Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2025 and incorporated by reference herein).
10.1	At The Market Offering Agreement, dated April 4, 2025, by and between the Company and H.C. Wainwright & Co., LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2025 and incorporated by reference herein).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	The information in this exhibit is furnished and deemed not filed with the SEC for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Lipella Pharmaceuticals Inc. under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lipella Pharmaceuticals Inc.

Date: August 14, 2025	By:	/s/ Jonathan Kaufman
Jonathan Kaufman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Douglas Johnston
Douglas Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)