Form 10-Q
period 2025-09-30
LIPELLA PHARMACEUTICALS INC.
filed 2025-11-14
CIK 1347242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of November 13, 2025, there were 4,620,837 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Lipella Pharmaceuticals Inc.

Form 10-Q

September 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Lipella Pharmaceuticals Inc.

CONDENSED BALANCE SHEETS

	September 30, 2025
	(unaudited)	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$1,855,771	$2,184,863
Grants receivable	—	84,713
Prepaid expenses	223,517	347,676
Total Current Assets	2,079,288	2,617,252
Property and Equipment
Furniture, fixtures and equipment	140,294	140,294
Furniture, fixtures and equipment (Accumulated Depreciation)	(132,595)	(130,430)
Furniture and fixtures, net	7,699	9,864
Other Assets
Operating lease right of use asset	262,823	46,754
Total Assets	2,349,810	2,673,870
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	462,892	388,191
Accrued expenses	34,938	237,886
Operating lease liability	44,267	47,605
Payroll liability	100,302	80,735
Total Current Liabilities	642,399	754,417
Operating lease liability, net of current portion	219,816	—
Total Liabilities	862,215	754,417
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized;
Series B preferred stock, $0.0001 par value per share, 72,000 shares authorized; 1,260 shares issued and outstanding at September 30, 2025 and 25,975 shares issued and outstanding at December 31, 2024	$1	$3
Series C preferred stock, $0.0001 par value per share, 1,050,000 shares authorized; 0 shares issued and outstanding at September 30, 2025 and 303,041 shares issued and outstanding at December 31, 2024	—	30
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 4,620,837 shares issued and outstanding at September 30, 2025 and 1,208,919 shares issued and outstanding at December 31, 2024	462	121
Additional paid-in capital	20,715,326	17,259,406
Accumulated deficit	(19,228,194)	(15,340,107)
Total stockholders’ equity	1,487,595	1,919,453
Total liabilities and stockholders’ equity	$2,349,810	$2,673,870

The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Grant revenues	$—	$80,380	$216,117	$362,691
Total revenues	—	80,380	216,117	362,691

Cost and expenses
Research and development	720,973	1,046,693	2,506,029	2,550,851
General and administrative	553,299	493,102	1,668,756	1,441,090
Total costs and expenses	1,274,272	1,539,795	4,174,785	3,991,941
Loss from operations	(1,274,272)	(1,459,415)	(3,958,668)	(3,629,250)

Other income (expense)
Interest income, net	20,194	14,778	70,581	54,658
Total other income/(expense)	20,194	14,778	70,581	54,658
Loss before income taxes	(1,254,078)	(1,444,637)	(3,888,087)	(3,574,592)
Provision for income taxes	—	$—	—	$—
Net Loss	$(1,254,078)	$(1,444,637)	$(3,888,087)	$(3,574,592)

Loss per share of Common Stock
Basic	(0.28)	(1.29)	(1.07)	(3.60)
Dilutive	(0.28)	(1.29)	(1.07)	(3.60)

Weighted-average of shares of Common Stock outstanding:
Basic	4,549,120	1,119,129	3,646,185	994,252
Dilutive	4,549,120	1,119,129	3,646,185	994,252

The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	in capital	Deficit	Total
Balances, December 31, 2023	—	$—	—	$—	756,745	$75	$13,468,216	$(10,323,843)	$3,144,448
Net loss	—	—	—	—	—	—	—	(1,191,809)	(1,191,809)
Share based compensation	—	—	—	—	—	—	208,639	—	208,639
Warrants converted to Common Stock	—	—	—	—	62,500	6	(6)	—	—
Issuance of Common Stock	—	—	—	—	36,227	4	199,996	—	200,000
Shares issued for services	—	—	—	—	24,510	3	199,997	—	200,000
Balances, March 31, 2024	—	—	—	—	879,981	88	14,076,842	(11,515,652)	2,561,278
Net loss	—	—	—	—	—		—	(938,146)	(938,146)
Share based compensation	—	—	—	—	—		80,666	—	80,666
Warrants exercised for shares of Common Stock	—	—	—	—	70,724	7	(7)	—	—
Balances, June 30, 2024	—	$—	—	$—	950,705	$95	$14,157,501	$(12,453,799)	$1,703,798
Net loss	—	—	—	—	—	—	—	(1,444,637)	(1,444,637)
Issuance of Common Stock and warrants, net of issuance costs of $468,588	—	—	—	—	49,875	5	820,327	—	820,332
Share based compensation	—	—	—	—	—	—	379,425	—	379,425
Warrants converted to Common Stock	—	—	—	—	90,625	9	(9)	—	—
Balances, September 30, 2024	—	$—	—	$—	1,091,205	$109	$15,357,244	$(13,898,436)	$1,458,918

Balances, December 31, 2024	25,975	$3	303,041	$30	1,208,919	$121	$17,259,406	$(15,340,107)	$1,919,453
Net loss	—	—	—	—	—	—	—	(1,306,523)	(1,306,523)
Warrants exercised for Common Stock	—	—	—	—	64,702	6	(6)	—	—
Series B preferred stock converted to Common Stock	(25,975)	(3)	—	—	972,149	97	(94)	—	—
Series C preferred stock converted to Common Stock	—	—	(303,041)	(30)	303,041	30	—	—	—
Issuance of warrants to purchase Series B preferred stock	—	—	—	—	—	—	9,000		9,000
Issuance of preferred stock and warrants, net of issuance costs of $382,800	46,025	5	536,959	53	—	—	3,457,216	—	3,457,274
Balances, March 31, 2025	46,025	5	536,959	$53	2,548,811	$254	$20,725,522	$(16,646,630)	4,079,204
Net loss	—	—	—	—	—	—	—	(1,327,486)	(1,327,486)
Series B preferred stock converted to Common Stock	(44,765)	(4)	—	—	1,535,067	154	(149)	—	—
Series C preferred stock converted to Common Stock	—	—	(383,517)	(38)	383,517	38	—	—	—
Issuance costs	—	—	—	—	—	—	(10,047)	—	(10,047)
Balances, June 30, 2025	1,260	$1	153,442	$15	4,467,395	$446	$20,715,326	$(17,974,116)	2,741,672
Net loss	—	—	—	—	—	—	—	(1,254,078)	(1,254,078)
Series C preferred stock converted to Common Stock	—	—	(153,442)	(15)	153,442	15	—	—	—
Balances, September 30, 2025	1,260	$1	—	$—	4,620,837	$462	$20,715,326	$(19,228,194)	1,487,595

The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	The nine months ended
	September 30,
	2025	2024
Cash flow from operating activities:
Net loss	$(3,888,087)	$(3,574,592)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,165	2,165
Shares issued for services	—	200,000
Non-cash stock option expense	—	668,730
Changes in operating assets and liabilities:
Operating right of use asset	409	(173)
Grants receivable	84,712	1,207
Prepaid expense	124,160	(591,895)
Accounts payable	74,701	321,437
Accrued expenses	(202,948)	12,490
Payroll liability	19,567	297
Net cash used in operating activities	(3,785,321)	(2,960,334)
Cash flow from investing activities:
Net cash used in investing activities	—	—
Cash flow from financing activities:
Proceeds from issuance of common stock, preferred stock, and/or pre-funded warrants, net of issuance costs	3,456,228	1,020,332
Net cash provided by financing activities	3,456,228	1,020,332
Net decrease in cash, cash equivalents	(329,093)	(1,940,002)
Cash, and cash equivalents at beginning of period	2,184,863	3,293,738
Cash, and cash equivalents at end of period	$1,855,770	$1,353,736

Supplemental disclosure of cash flow information:
Interest Paid	$(11,263)	$(11,908)
Income taxes paid	—	—

The accompanying notes are an integral part of these condensed financial statements.

Lipella Pharmaceuticals Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Nature of Business

Lipella Pharmaceuticals Inc. (the “Company”, “we”, “us” or “our”) is a clinical-stage biotechnology company focused on developing new drugs by reformulating the active agents in existing generic drugs and optimizing these reformulations for new applications. Our operations consist of research, preclinical development and clinical development activities, and our most advanced programs are in Phase 2 clinical development. Since our inception in 2005, we have historically financed our operations through a combination of federal grant revenue, licensing revenue, manufacturing revenue, as well as equity and debt financing.

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

The Company’s net loss for the nine months ended September 30, 2025 and fiscal year ended December 31, 2024 was $3,888,087 and $5,016,264, respectively. Since inception, the Company has incurred historical losses and has an accumulated deficit of $19,228,194 at September 30, 2025 and $15,340,107 at December 31, 2024, respectively. At September 30, 2025, the Company had available cash and cash equivalents of $1,855,771 and net working capital of $1,436,889. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to: research, development of product candidates, conducting preclinical studies and clinical trials, and administrative organization. These funds, and our funds available under existing government contracts, may not be sufficient to enable us to meet its obligations as they come due for a period of one year after the issuance date of these unaudited condensed financial statements.

If the Company is unable to obtain additional capital (which is not assured at this time), its long-term business plan may not be accomplished, and the Company may be forced to curtail or cease operations or file for bankruptcy protection or pursue a dissolution of the Company and liquidation of all of the Company's remaining assets. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that may result from this uncertainty.

Note 3. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3, “Accounting Policies,” in the Annual Report. There have been no material changes to the significant accounting policies during the three-month period ended September 30, 2025, except for items mentioned below.

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

Adoption of New Accounting Pronouncements

During the three months ended September 30, 2025, no new accounting pronouncement was issued or became effective that had, or is expected to have, a material impact on these unaudited condensed financial statements.

Concentration of Credit Risk

The Company’s grant revenues and grant receivables are from the National Institute of Health (the “NIH”). The NIH is an agency of the United States Department of Health & Human Services, and the Company believes amounts are fully collectible from this agency. Contract revenues were $216,117 for the nine months ended September 30, 2025, all of which have been collected, and $0 for the three months ended September 30, 2025.

Earnings Per Share

Basic net loss per share of common stock of the Company, par value $0.0001 per share (the “Common Stock”), is computed by dividing the net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share of Common Stock is computed giving effect to all dilutive Common Stock equivalents, consisting of stock options, preferred stock, and warrants. Diluted net loss per share of Common Stock for the three and nine months ended September 30, 2025 and 2024 is the same as basic net loss per share, as the Common Stock equivalents were anti-dilutive due to the net loss.

At September 30, 2025 and 2024 the Common Stock equivalent shares were as follows:

	September 30,
	2025	2024
Shares of Common Stock issuable upon exercise of options	361,624	361,624
Shares of Common Stock issuable upon exercise of warrants	415,974	331,921
Shares of Common Stock issuable upon conversion of Series B preferred stock	53,096	—
Shares of Common Stock issuable upon conversion of Series C preferred stock	—	—
Shares of Common Stock issuable upon exercise of Warrants for Series B preferred stock and subsequent conversion to Common Stock	3,333,319	—
Common Stock equivalents excluded from diluted net loss per share	4,164,013	693,545

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

At September 30, 2025 and December 31, 2024, the Company’s financial instruments consist primarily of: cash and cash equivalents, accounts payable and accrued liabilities. For cash equivalents, accounts payable and accrued liabilities, the carrying amounts of these financial instruments as of September 30, 2025 and December 31, 2024 were considered representative of their fair values due to their short term to maturity.

The Company held no marketable securities at September 30, 2025 and December 31, 2024. For cash equivalents at September 30, 2025 and December 31, 2024, the fair value input levels are summarized below:

September 30, 2025	Level 1	Level 2	Level 3	Total
Cash Equivalents (maturity less than 90 days)
Commercial Paper	$—	—	—	$—
U.S. Government	—	—	—	—
Money market funds	1,733,336	—	—	1,733,336
Total Cash equivalents	1,733,336	—	—	1,733,336

Marketable Securities	—	—	—	—
Total Cash Equivalents and Marketable Securities	$1,733,336	—	—	$1,733,336

December 31, 2024	Level 1	Level 2	Level 3	Total
Cash Equivalents (maturity less than 90 days)
Commercial Paper	—	—	—	—
Corporate bonds	—	—	—	—
Money market funds	1,692,141	—	—	1,692,141
Total Cash equivalents	1,692,141	—	—	1,692,141

Marketable Securities	—	—	—	—
Total Cash equivalents and marketable securities	$1,692,141	—	—	$1,692,141

Note 5. Prepaid Expenses

At September 30, 2025, prepaid expenses were $223,517, and consisted primarily of prepaid insurance of $82,926, prepaid costs of issuance of $17,499, and an advance deposit with our clinical trial management partner of $79,038. The balance also included $44,054 in other prepaid expenses related primarily to professional services and annual subscriptions. At December 31, 2024, prepaid expenses consisted of $66,128 of prepaid operating expenses, $13,864 in pre-paid testing services related to our clinical trial, and $267,684 of deposits with a third party CRO for our current clinical trial.

Note 6. Accrued Expenses

At September 30, 2025, accrued expenses were $34,938, consisting of unbilled legal and franchise taxes. At December 31, 2024, accrued expenses consisted of $237,886 in accrued professional service expenses.

Note 7. Letter of Credit

The Company has a letter of credit with a bank for an aggregate available amount of $50,000 due upon demand. The letter of credit is collateralized by substantially all of the Company’s assets and personally guaranteed by Dr. Jonathan Kaufman, the Company’s Chief Executive Officer. The outstanding advances under the line of credit bear interest at the lending bank’s prime rate plus 3.10%. The outstanding balance was $0 at September 30, 2025 and December 31, 2024. The letter of credit has been paid in full since February 2023.

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

Our Products segment measurement of profit is the consolidated loss from operations and its measure of total assets is consolidated total assets. There was no difference in our consolidated balance sheet and our segment balance sheet. Our CODM uses loss from operations predominantly in the annual budget and forecasting process to monitor variances in budget versus actual results along with consolidated total assets to determine resource allocation. The following is a summary of the significant revenue and expense categories, and net (loss) provided to the CODM during the three months ended September 30, 2025 and 2024:

	For the three months ended September 30,		For the nine months ended September 30,
Segment Results	2025	2024	2025	2024
Revenue	$—	$80,380	$216,117	$362,691
General & Administrative Expense (G&A)
Salaries, Benefits, & Insurance	181,170	183,836	504,289	547,892
Outside Services	327,675	238,177	1,037,979	708,802
Stock option Expense	—	40,938	—	83,747
Facility and other overhead	44,454	30,151	126,488	100,649
Total G&A	553,299	493,102	1,668,756	1,441,090
Research & Development Expense (R&D)
Salaries, Benefits, & Insurance	205,653	229,664	865,191	679,061
Outside Services	363,326	367,893	1,268,386	897,277
Stock option Expense	—	338,487	—	584,983
Facility and other overhead	151,994	110,649	372,452	389,530
Total R&D	720,973	1,046,693	2,506,029	2,550,851
Total operating expenses	1,274,272	1,539,795	4,174,785	3,991,941
Loss from operations	(1,274,272)	(1,459,415))	(3,958,668)	(3,629,250)
Other income (expense)	20,194	14,778	70,581	54,658
Segment loss from operations	(1,254,078)	(1,444,637)	(3,888,087)	(3,574,592)
Adjusting and reconciling items	—	—	—	—
Segment Loss from operations	$(1,254,078)	$(1,444,637)	$(3,888,087)	(3,574,592)

Note 9. Stock Options

The Company has two stock incentive plans (the “Stock Option Plans”), each of which provides for the grant of both incentive stock options and nonqualified stock options. Under the terms of the Stock Option Plans, the maximum number of shares of Common Stock for which incentive and/or nonqualified options may be issued is 434,750 shares. This number is comprised of 134,750 options already issued and outstanding (non-expired) from the Lipella Pharmaceuticals Inc. 2008 Stock Incentive Plan, and 300,000 options as the maximum issuable under the Amended and Restated Lipella Pharmaceuticals Inc. 2020 Stock Incentive Plan. Incentive stock options are granted with an exercise price determined by the Board of Directors of the Company (the “Board”). Unless otherwise provided for in an associated board consent, vesting terminates once the optionee is no longer affiliated with the Company. These options generally expire 10 years from the date of the grant. Stock options are granted with an exercise price not less than the fair market value of the underlying Common Stock on the date of the grant. Unless otherwise specified by the Board, all grants vest fully over a three-year period, provided that the employee continues to be employed. Vesting terminates once the optionee is no longer an employee. If an employee leaves the Company prior to fully vesting their option awards, the remaining unvested portion is considered forfeited, and the earlier recognition of the unvested shares is reversed during the period of forfeiture. As of September 30, 2025, and December 31, 2024, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements granted to be recognized over the remaining vesting period of less than one year.

The Company recognized $0 and $379,726 of compensation costs related to stock option vesting for the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized $0 and $688,730, respectively, of compensation costs related to stock option vesting.

The following is an analysis of options to purchase shares of Common Stock issued and outstanding as of September 30, 2025 and December 31, 2024:

	Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Term (in Years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2023	306,624	$21.84	5.19	—
Granted	55,000	$6.16		—
Expired	—
Cancelled	—
Exercised	—
Outstanding as of December 31, 2024	361,624	$19.74	5.07	—
Granted	—	—	—	—
Expired	—	—	—	—
Cancelled	—	—	—	—
Exercised	—	—	—	—
Outstanding as of September 30, 2025	361,624	$19.74	4.34	—
Vested as of September 30, 2025	361,624
Exercisable as of September 30, 2025	361,624
Exercisable as of December 31, 2024	361,624	—	—	—

A summary of the status of the Company’s non-vested stock options (exercisable for shares of Common Stock on a one-to-one basis) as of, and changes during, the nine months ended September 30, 2025 and 2024, is presented below:

	Number of Stock Options	Weighted- Average Fair Value Grant Date
Nonvested at December 31, 2023	22,582	$5.74
Granted	55,000	4.40
Vested	(59,249)	6.15
Expired	—	—
Nonvested at September 30, 2024	18,333	$4.40

Nonvested at December 31, 2024	—	—
Granted	—	—
Vested	—	—
Expired	—	—
Nonvested at September 30, 2025	—	—

There were no stock options granted in the three and nine months ended September 30, 2025. In the nine months ended September 30, 2024, the Company granted options as described below.

Stock Option Grants - On March 15, 2024, the Company granted 55,000 stock options at a $6.16 strike price, vesting as follows: one third of such grant vested on April 1, 2024, one third of such grant vested on July 1, 2024, and one third of such grant vested on October 1, 2024.

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the three months ended September 30, 2025 and September 30, 2024 using the Black-Scholes option-pricing model are as follows:

Three months ended September 30,	2025	2024
Weighted-average fair value of options granted	$—	$4.40
Expected volatility	—	86.17%
Expected life (in years)	—	5.17
Risk-free interest rate (range)	—	4.33%
Expected dividend yield	$—	$—

Note 10. Preferred Stock

The Company’s Second Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), authorizes the issuance of 20,000,000 shares of preferred stock, par value $0.0001 per share. Below is a summary of the various series of preferred stock to date:

Series A: There were no shares of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), outstanding at September 30, 2025 or December 31, 2024. The Series A Preferred Stock was eliminated by the Company on April 11, 2024.

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

In the three months ended September 30, 2025, no shares of Series B Preferred Stock were converted to Common Stock. There were 1,260 and 25,975 shares of Series B Preferred Stock outstanding as of September 30, 2025 and December 31, 2024, respectively.

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

In the three months ended September 30, 2025, 153,442 shares of Series C Preferred Stock were converted to 153,442 shares of Common Stock. There were 0 and 303,041 shares of Series C Preferred Stock outstanding as of September 30, 2025 and December 31, 2024, respectively.

Note 11. Common Stock

The Certificate of Incorporation authorizes the issuance of 200,000,000 shares of Common Stock. After giving effect to the reverse stock split which occurred on November 7, 2024, there were 4,620,837 shares of Common Stock outstanding as of September 30, 2025 and 1,208,919 shares of Common Stock outstanding as of December 31, 2024.

In the three months ended September 30, 2025, an aggregate of 153,442 shares of Common Stock were issued upon the conversion of 153,442 shares of Series C Preferred Stock.

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

On January 23, 2025, 97,216 Placement Agent Warrants were exercised for 64,702 shares of Common Stock on a cashless exercise basis.

The Company had no warrant liabilities at September 30, 2025 and December 31, 2024.

On March 17, 2025, the Company issued warrants (the “Series B Warrants”) to purchase up to 72,000 shares of Series B Preferred Stock at a price per Series B Warrant equal to $0.125 in order to comply with applicable Nasdaq rules, with each Series B Warrant exercisable for shares of Series B Preferred Stock at $100 per share. The shares of Series B Preferred Stock issuable upon exercise of the Series B Warrants are convertible into shares of Common Stock at a conversion price equal to $2.16 per share, which was the Minimum Price of the Common Stock immediately prior to the execution of the subscription agreements for the purchase and sale of such warrants (the “Subsequent Offering”). There were 72,000 Series B Warrants outstanding as of September 30, 2025.

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

The Company entered into a lease agreement beginning July 1, 2020, for the Company’s principal headquarters on the fifth floor of 7800 Susquehanna Street, Pittsburgh, Pennsylvania, which includes office space and sterile manufacturing operations (the “Lease”). The Lease has a five-year term and includes an option for renewal. The Company renewed the Lease at the end of its existing term on September 30, 2025. The renewal is for five years, beginning July 1, 2025. On July 26, 2023, the Company entered a second lease for additional space on the fourth floor of the same building (the “Fourth Floor Lease”), commencing August 1, 2023 and co-terminating with the existing Lease on June 30, 2025. Subsequently effective January 1, 2024, the Company terminated the Fourth Floor Lease early at no penalty upon mutual agreement with the landlord and replaced it with a lease of additional space that had become available immediately adjacent to our existing offices (the “Suite 504 Lease”, and together with the Lease, “the Leases”). The Suite 504 Lease term co-terminates with the Lease.

On March 20, 2025, we notified Bridgeway Development Corporation  of our intent to renew our Leases for our headquarters at the end of their existing term on September 30, 2025. The renewal term is for five years beginning July 1, 2025, as per the lease agreements. Future minimum rent payments under the Leases as of September 30, 2025 are as follows:

Year ending December 31,
2025 (3 months remaining)	$15,044
2026	61,435
2027	63,957
2028	66,478
2029	68,999
2030	35,130
Total minimum lease payments	311,043
Less: amount representing interest	(46,960)
Present value of minimum lease payments	$264,084

The Leases are accounted for as a ROU asset and liability. As of September 30, 2025, the Company had an ROU asset of $262,823 and current and non-current operating lease liabilities of $44,267 and $219,816, respectively. As of December 31, 2024, the Company had an ROU asset of $46,754 and current and non-current operating lease liabilities of $47,605 and $0, respectively.

The lease expense for the three months ended September 30, 2025 and September 30, 2024 was $16,304 and $23,834, respectively. Cash paid for the amounts included in the measurement of lease liabilities for the three months ended September 30, 2025 and 2024 was $15,044 and $24,259, respectively.

The non-cash operating right of use asset and liability for the nine months ended September 30, 2025 was $274,540.

The lease expense for the nine months ended September 30, 2025 and September 30, 2024 was $65,115 and $71,680, respectively. Cash paid for the amounts included in the measurement of lease liabilities for the nine months ended September 30, 2025 and 2024 was $63,562 and $71,854, respectively. The payments are included in the operating activities in the accompanying statement of cash flows. The discount rates used for our ROU leases range from 6.25% to 7.25%.

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

Note 14. Income Taxes

The provision for income taxes for the nine months ended September 30, 2025 and 2024 was $0, resulting in an effective income tax rate of 0% for each period. The Company’s effective tax rate for the three months ended September 30, 2025 and 2024 was primarily due to the full valuation allowance against the Company’s net deferred tax assets.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be utilized. Because of our cumulative losses, substantially all of our deferred tax assets have been fully offset by a valuation allowance as of September 30, 2025, and December 31, 2024. We have not paid income taxes for the year ended December 31, 2024. The income tax provision attributable to loss before income tax benefit for the three months ended September 30, 2025 differed from the amounts computed by applying the U.S. federal statutory rate of 21% as a result of the following:

Statutory federal income tax rate	21.00%
State taxes, net of federal benefit	6.31%
Change in valuation allowance	(27.31%)
Effective tax rate	0.00%

The Company’s 2020 through 2024 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes and the Commonwealth of Pennsylvania for state tax purposes.

Note 15. Subsequent Events

Delisting from Nasdaq

As previously disclosed, the Common Stock was suspended from trading on Nasdaq on June 20, 2025. On October 6, 2025, the Form 25-NSE was filed to delist the Common Stock from Nasdaq. As of June 20, 2025, the Common Stock has been quoted on the OTCID Market operated by OTC Markets Group Inc. under its existing symbol “LIPO .”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2025 should be read together with our unaudited condensed financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this “Form 10-Q”), as well as the audited financial statements, the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 contained in our Annual Report on Form 10-K for the year ended December 31, 2024, that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2025 (our “Annual Report”), and all risk factors disclosed herein and therein.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	the success of our current or planned clinical trials through all phases of clinical development, including our ability to conduct and complete clinical trials in accordance with projected timelines, our ability to achieve the desired results, and our ability to successfully complete requisite regulatory review and approval processes;
●	our ability to obtain the necessary financing to continue to conduct our business operations as planned, and to conduct our ongoing and planned trials, and continue and complete the planned development and commercialization of our product candidates;

●	our ability to raise additional capital will be more difficult as a company whose common stock is traded on the OTC markets;
●	if we are unable to raise additional capital, we may be forced to curtail or cease operations or file for bankruptcy protection or pursue a dissolution and liquidation of all of our remaining assets;

●	our ability to grow and manage growth economically;
●	our ability to retain key executives and medical and science personnel;
●	the possibility that our products in development succeed in or fail clinical trials or are not approved by the U.S. Food and Drug Administration or other applicable authorities;
●	the possibility that we could be forced to delay, reduce or eliminate our planned clinical trials or development programs;
●	our ability to obtain approval from regulatory agents in different jurisdictions for our current or future product candidates;
●	changes in applicable laws or regulations;
●	changes to our relationships within the pharmaceutical ecosystem;
●	the performance of third-party suppliers and manufacturers and our ability to find additional suppliers and manufacturers and obtain alternative sources of raw materials;
●	our current and future capital requirements to support our development and commercialization efforts and our ability to satisfy our capital needs;
●	our ability to access capital on acceptable terms in a rising interest rate and tighter credit environment;
●	expectations regarding our ability to continue as a going concern;
●	the accuracy of our estimates regarding expenses and capital requirements, including estimated costs of our clinical studies;
●	our history of operating losses in each year since inception and expectation that we will continue to incur operating losses for the foreseeable future;
●	changes in the markets that we target;
●	our ability to maintain or protect the validity of our patents and other intellectual property;
●	our exposure to any liability, protracted and costly litigation or reputational damage relating to data security;

●	the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements;
●	any disruption to our business that may occur on a longer-term basis should we be unable to remediate the material weaknesses we have identified in our internal controls;
●	our ability to relist our common stock, par value $0.0001 per share (the “Common Stock”), on a national securities exchange; and
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

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

LP-310 is the development name of our oral, liposomal formulation of tacrolimus (the same approved generic active agent in LP-10) specifically optimized for local delivery to oral mucosa. We believe that our approach of using metastable liposomal tacrolimus as a treatment for OLP is novel. To date, upon review of relevant FDA public data resources on approved drugs and biologics, we are not aware of any other liposomal products developed to treat such disease. In the fourth quarter of 2024, we announced the completion of dosing for the first cohort in a multi-center Phase 2a clinical trial of LP-310. No product-related serious adverse events were reported. Pharmacokinetic data demonstrated that whole blood tacrolimus levels in all patients were either undetectable or minimal, highlighting LP-310’s potential to deliver localized therapeutic effects while minimizing systemic exposure. Additionally, all patients tolerated LP-310 without significant adverse reactions. The top line data from the first two dose cohorts of this trial was presented at the 2025 American Association of Oral Medicine and European Association of Oral Medicine Joint Meeting that was held in Las Vegas, NV on May 15, 2025. The trial was completed in the third quarter of 2025, with results announced on September 18, 2025.

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

Recent Developments

Resignation of Chief Medical Officer

On October 3, 2025, Dr. Michael Chancellor notified the Company of his intention to retire from his positions as the Company’s Chief Medical Officer and a member of the Company’s Board of Directors, effective December 4, 2025.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	For the three months ended
	September 30,		Increase
	2025	2024	(Decrease)
(in thousands)
Revenue	$—	80	$(80)
Operating expenses:
R&D	721	1,047	(326)
General and administrative	553	493	60
Total operating expenses	1,274	1,540	(266)
Loss from operations	(1,274)	(1,460)	186
Other income	20	15	5
Net loss	$(1,254)	$(1,445)	$191

Grants and Other Revenue

We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for several years. We have recognized revenue from a grant awarded by the National Institutes of Health (“NIH”) in September of 2022 (the “2022 NIH Grant”), which was an award of an aggregate of $673,000. NIH approved an additional year of funding under the 2022 NIH Grant in June 2023, increasing the total funding provided under the 2022 NIH Grant to $1,353,000. The grant expired in June 2025.

We recognize revenue from grants when the related costs are incurred and the right to payment is realized. For the three months ended September 30, 2025, we recognized $0 of revenue in connection with the 2022 NIH Grant, compared with $80,380 of revenue in the three months ended September 30, 2024. The decrease in grant revenue was due to the fact that the funds awarded under the grant were fully depleted and the grant expired during the quarter ended June 30, 2025.

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

We expect that our R&D expenses will increase substantially in connection with our clinical development activities for our LP-10 and LP-310 programs, and other product candidates and we will need to obtain additional capital to continue to develop our product candidates. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of, or obtain regulatory approval for, any of our current or future product candidates. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the specific factors set forth in the section of our Annual Report titled “Risk Factors.” If any events described in the applicable risk factors included in the section of our Annual Report titled “Risk Factors” occur, then the costs and timing associated with the development of any of our product candidates could significantly change. We may never succeed in obtaining regulatory approval for, of commercialization of, LP-10, LP-310, or any of our other product candidates.

R&D expenses decreased by approximately $326,000, to $720,793, for the three months ended September 30, 2025, as compared to $1,046,693 for the three months ended September 30, 2024. R&D expense decreased primarily as a result of a decrease in stock option expense, which decreased approximately $338,000, as all outstanding option grants were expensed prior to 2025. Legal and patent costs decreased by approximately $8,000 in the three months ended September 30, 2025. This was offset by an increase in lab supplies purchases of about $26,000.

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

General and administrative expenses were $552,375 for the three months ending September 30, 2025, compared to $493,102 for the three months ended September 30, 2024, an increase of approximately $60,000. The increase was primarily due to professional and outside services costs which were higher by approximately $99,000. This was offset by decrease stock option expense of approximately $41,000.

Net Other Income (Expense)

Net other income for the three months ended September 30, 2025 was $20,194, as compared to $14,778 for the three months ended September 30, 2024. There was an approximately $6,000 increase in interest income on our short-term investment portfolio, due to a higher investment balance during the period, reduced by slightly higher interest expense of approximately $2,000.

Comparison of the Nine months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the nine months ended
	September 30,		Increase
	2025	2024	(Decrease)
(in thousands)
Revenue	$216	363	$(147)
Operating expenses:
R&D	2,506	2,551	(45)
General and administrative	1,669	1,441	228
Total operating expenses	4,175	3,992	183
Loss from operations	(3,959)	(3,629)	(330)
Other income	71	55	16
Net loss	$(3,888)	$(3,574)	$(314)

Grants and Other Revenue

For the nine months ended September 30, 2025, we recognized $216,117 of revenue in connection with the 2022 NIH Grant, compared with $282,311 of revenue in the nine months ended September 30, 2024. The decrease in grant revenue was due to the fact that the grant expired in June 2025, and therefore there were only six months of grant funding in 2025 versus nine months in 2024.

Operating Expenses

Research and Development Expenses

The following table summarizes our R&D expenses by program for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine months Ended
	September 30,		Increase
(rounded to the nearest thousand)	2025	2024	(Decrease)

Direct R&D expenses for the LP-10 & LP-310 product candidates:
Employee-related costs	$724,000	$355,000	$369,000
Employee stock option expense	—	388,000	(388,000)
Outsourced R&D	1,072,000	739,000	333,000
Facility-related costs and overhead	326,000	210,000	116,000
Platform development, early-stage research:
Employee-related costs	141,000	324,000	(183,000)
Employee stock option expense	—	197,000	(197,000)
Outsourced R&D	197,000	158,000	39,000
Facility-related costs	46,000	180,000	(134,000)
Total research and development expenses	$2,506,000	$2,551,00	$(45,000)

R&D expenses for the nine months ended September 30, 2025 were $2,506,028, as compared to $2,550,852 for the nine months ended September 30, 2024. This decrease of approximately $45,000 in R&D expenses was primarily attributable to a decrease in stock opstion expense of approximately $585,000, offset by increases in outside services of approximately $372,000 and salaries and benefits of about $186,000, primarily for work done on our current clinical trial for LP-310. Indirect costs related to operational overhead and facilities decreased about $18,000.

General and Administrative Expenses

General and administrative expenses were $1,668,757 for the nine months ended September 30, 2025, compared to $1,441,089 for the nine months ended September 30, 2024, an increase of approximately $228,000. The increase was primarily due to professional and outside services costs which were higher by approximately $329,000, including for legal counsel and investor relations, product commercialization and board compensation. facility and overhead costs increased by approximately $25,000. This was offset by decreases in employee costs of approximately $44,000 and stock option expense of $84,000.

Net Other Income (Expense)

Net other income for the nine months ended September 30, 2025 was $70,581, as compared to $54,658 for the nine months ended September 30, 2024. There was an approximately $15,000 increase in interest income on our short-term investment portfolio, due to a higher investment balance during the period.

Liquidity and Capital Resources

Sources of Liquidity

We have not yet commercialized any products, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. Cash and cash equivalents totaled $1,855,771 as of September 30, 2025. We consider all highly liquid investments that mature in 90 days or less when purchased to be cash equivalents.

We have incurred operating losses and experienced negative operating cash flows for the nine months ended September 30, 2025 and the year ended December 31, 2024, and we anticipate that we will continue to incur losses for the foreseeable future. Our net loss totaled $1,254,078 and $1,444,637 for the three months ended September 30, 2025 and 2024, respectively. We incurred net losses for the nine months ended September 30, 2025 and 2024 of $3,888,087 and $3,574,592, respectively, and $5,016,264 for the year ended December 31, 2024.

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

Cash Flows

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	For the nine months ended September 30,
Dollars in thousands	2025	2024

Net cash (used) provided in operating activities	$(3,785)	(2,960)
Net cash (used) provided by investing activities	—	—
Net cash provided in financing activities	3,456	1,020
Net increase (decrease) in cash and cash equivalents	$(329)	(1,940)

Net Cash (Used) Provided in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $3,785,321. This comprised a net loss for the period of approximately $3,888,000 and a decrease of approximately $109,000 in operating liabilities.

This was offset by a decrease in prepaid expenses (primarily insurance policies and clinical trial operations services) of approximately $124,000. Cash increased as a result of a decrease in our grants receivable asset of approximately $85,000.

Net cash used in operating activities for the nine months ended September 30, 2024 was $2,960,334. This comprised a net loss for the period of approximately $3,575,000, and increased prepaid expenses (primarily insurance policies, outside services, and clinical trial operations services) of $592,000, offset by increased operating liabilities of $334,000. In addition, noncash adjustments reduced the net loss by approximately $669,000 in stock option expense and $200,000 in shares of Common Stock issued for services.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $3,456,228. This reflects net proceeds from the issuance of preferred stock and warrants in connection with a private placement transaction. Net cash provided by financing activities for the nine months ended September 30, 2024 was $200,000, received for the issuance of Common Stock, and approximately $800,000 for the issuance of pre-funded warrants, net of issuance costs.

There were no cash flows related to investing activities in either period.

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

Our management may raise additional funds through the issuance of equity securities or debt. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our existing stockholders. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back, discontinue the development of our product candidates or cease operations or file for bankruptcy protection or pursue a dissolution of and liquidation of all of our remaining assets. These factors raise substantial doubt about the our ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have during the three months ended September 30, 2025, or the year ended December 31, 2024, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission (“SEC”) rules.

Contractual Obligations

We did not have during the nine months ended September 30, 2025 or the year ended December 31, 2024, and we do not currently have, any material contractual obligations, such as license agreements or similar arrangements, other than as described below and in the financial notes to our unaudited condensed financial statements included in this Form 10-Q and in our Annual Report.

Employment Agreements

We are party to employment agreements with each of Drs. Kaufman and Chancellor and Mr. Johnston, executive officers of the Company, the material terms of each of which are described in the section entitled “Executive Compensation - Executive Employment Agreements” of our Annual Report.

Lease Agreement

We are party to a lease agreement, dated June 1, 2019, with Bridgeway Development Corporation, as amended, for the lease of 2,690 square feet of office and lab and manufacturing space in Pittsburgh, Pennsylvania, commencing on July 1, 2020 (the “Lease”). On March 20, 2025, we notified Bridgeway Development Corporation of our intent to renew the Lease at the end of its existing term, September 30, 2025, for an additional five year term beginning July 1, 2025. The annual base rent under the Lease is approximately $67,000. On July 26, 2023, the Company entered into a second lease for additional space in the same building (the “Additional Lease”), commencing August 1, 2023 and co-terminating with the Lease on September 30, 2025. Annual rent under the Additional Lease was approximately $28,000. As space became available in the immediate proximity to our existing offices at the beginning of 2024, we terminated the Additional Lease upon mutual agreement with the landlord and replaced it with a lease for Suite 504 (the “Suite 504 Lease”, and together, the “Leases”). The Suite 504 Lease became effective January 1, 2024, and the term co-terminates with the Lease. The annual base rent for the current year for the Suite 504 Lease is approximately $29,000. The Leases were renewed for an additional five year term, commencing July 1, 2025. See Note 13 of the notes to our unaudited condensed financial statements included in this Form 10-Q for more details.

Service Agreements

We enter into service agreements in the normal course of business with CROs and for clinical trials, preclinical research studies and testing, manufacturing, and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments. Certain agreements provide for termination rights subject to termination fees or wind down costs. Under such agreements, we are contractually obligated to make certain payments to vendors, mainly to reimburse them for their unrecoverable outlays incurred prior to cancellation. The exact amounts of such obligations are dependent on the timing of termination, and the exact terms of the relevant agreement cannot be reasonably estimated. The expense we incurred pursuant to these agreements for the nine months ended September 30, 2025 was approximately $1,147,000, which was an increase of approximately $453,000 from the approximately $694,000 of expense incurred for the nine months ended September 30, 2024. The spending was primarily attributable to expenses relating to our ongoing research and development work, and the increase in costs related to our active clinical trials for LP-310.

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

With respect to stock options granted during the nine months ended September 30, 2025 and 2024, the following table sets forth by grant date the (i) number of shares of our Common Stock issuable upon exercise of such stock options, (ii) per share exercise price of such options and (iii) estimated fair value per share of our Common Stock on each such date. All amounts have been adjusted to reflect the reverse stock split that occurred on November 7, 2024. We did not grant any shares of restricted stock during this period.

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

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 13, 2025, we had outstanding 1,260 shares of our Series B Preferred Stock, convertible into 53,096 shares of Common Stock. In addition, as of August 13, 2025, we had outstanding Series B Warrants to purchase up to 72,000 shares of Series B Preferred Stock. The shares of Series B Preferred Stock issuable upon exercise of the Series B Warrants are convertible into 3,333,319 shares of Common Stock at a conversion price of $2.16. If any of the Series B Warrants are exercised, additional shares of Series C Preferred Stock will be issued to Spartan as per the terms of the Spartan Agreements.

Each holder of the outstanding shares of Series B Preferred Stock may, at its option, convert its shares of Series B Preferred Stock into that number of shares of Common Stock equal to the stated value of such share of Series B Preferred Stock, $100 per share, divided by the conversion price. The conversion prices of the outstanding shares of Series B Preferred Stock range from $2.18 to $3.00.

The issuance of Common Stock upon conversion of the outstanding shares Series B Preferred Stock and additional shares, if any, issued in connection with the exercise of the Series B Warrants, will result in immediate dilution to the existing holders of our Common Stock.

In addition, the availability of shares of Common Stock upon conversion of the Series B Preferred Stock for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our Common Stock. We cannot predict the size of future issuances of our Common Stock upon the conversion of our Series B Preferred Stock, or the effect, if any, that future issuances and sales of shares of our Common Stock may have on the market price of our Common Stock. Sales or distributions of substantial amounts of our Common Stock upon the conversion of our Series B Preferred Stock or the perception that such sales could occur, may cause the market price of our Common Stock to decline.

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

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2025, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Lipella Pharmaceuticals Inc.

Date: November 14, 2025	By:	/s/ Jonathan Kaufman
Jonathan Kaufman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Douglas Johnston
Douglas Johnston
Chief Financial Officer
(Principal Financial and Accounting Officer)